Form 10-Q
period 2015-06-30
MINDBODY, Inc.
filed 2015-08-07
CIK 1458962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-37453

MINDBODY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1898451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4051 Broad Street, Suite 220

San Luis Obispo, CA 93401

(Address of principal executive offices and Zip Code)

(877) 755-4279

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, the registrant had 7,150,000 shares of Class A common stock, and 31,979,595 shares of Class B common stock outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2015	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2015	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2014 and 2015	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Year Ended December 31, 2014 and the Six Months Ended June 30, 2015	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2015	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
Signatures		58
Exhibit Index		59

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain subscribers;
•	our ability to deepen our relationships with existing subscribers;
•	our expectations regarding our subscriber growth rate and the usage of our payment platform;
•	our business plan and beliefs and objectives for future operations;
•	trends associated with our industry, target consumer behaviors and potential market;
•	benefits associated with use of our products and services;
•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	the network effects associated with our business;
•	our ability to further develop strategic relationships;
•	our ability to achieve positive returns on investments;
•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to increase our revenue and our revenue growth rate;
•

our future financial performance, including trends in revenue, cost of revenue, operating expenses, other income and expenses, income taxes, subscribers, average monthly revenue per subscriber and payments volume;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	the sufficiency of our efforts to remediate our past material weaknesses;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to successfully identify, acquire and integrate companies and assets;
•	our ability to successfully enter new markets and manage our international expansion;
•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property; and
•	our anticipated uses of the net proceeds from our recent offering.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MINDBODY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$34,675	$106,846
Accounts receivable, net of allowance for doubtful accounts of $79 and $72 as of December 31, 2014 and June 30, 2015	3,193	4,500
Prepaid expenses and other current assets	2,562	2,227
Total current assets	40,430	113,573
Restricted cash	772	—
Property and equipment, net	28,568	32,412
Intangible assets, net	60	789
Goodwill	1,827	5,396
Other noncurrent assets	1,394	577
TOTAL ASSETS	$73,051	$152,747

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,406	$5,005
Accrued expenses and other liabilities	5,219	7,095
Deferred revenue, current portion	2,396	2,691
Other current liabilities	447	558
Total current liabilities	13,468	15,349

Deferred rent, noncurrent portion	988	1,163
Financing obligation on leases, noncurrent portion	15,496	16,083
Preferred stock warrant	1,188	—
Other noncurrent liabilities	388	515
Total liabilities	31,528	33,110
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value of $0.000004 per share; 20,542,012 shares authorized, 20,454,489 shares issued and outstanding as of December 31, 2014; aggregate liquidation preference of $117,636 as of December 31, 2014; no shares authorized, issued and outstanding as of June 30, 2015	166,448	—
Stockholders' equity (deficit):
Preferred stock, par value $0.000004 per share; no shares authorized, issued and outstanding as of December 31, 2014; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015	—	—
Common stock, par value $0.000004 per share; 50,000,000 shares authorized, 11,189,360 issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of June 30, 2015	—	—
Class A common stock, par value of $0.000004 per share; no shares authorized, issued and outstanding as of December 31, 2014; 1,000,000,000 shares authorized, 7,150,000 shares issued and outstanding as of June 30, 2015	—	—
Class B common stock, par value of $0.000004 per share; no shares authorized, issued and outstanding as of December 31, 2014; 100,000,000 shares authorized, 31,979,595 shares issued and outstanding as of June 30, 2015	—	—
Additional paid-in capital	—	264,844
Accumulated other comprehensive loss	(132)	(203)
Accumulated deficit	(124,793)	(145,004)
Total stockholders' equity (deficit)	(124,925)	119,637
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$73,051	$152,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Revenue	$16,571	$24,760	$32,224	$47,023
Cost of revenue	6,998	8,809	13,476	17,502
Gross profit	9,573	15,951	18,748	29,521
Operating expenses:
Sales and marketing	7,047	11,820	14,294	21,537
Research and development	4,033	5,476	7,627	10,201
General and administrative	4,483	7,262	8,013	14,042
Change in fair value of contingent consideration	(415)	(11)	(838)	(11)
Total operating expenses	15,148	24,547	29,096	45,769
Loss from operations	(5,575)	(8,596)	(10,348)	(16,248)
Change in fair value of preferred stock warrant	81	125	59	(25)
Interest income	—	3	—	6
Interest expense	(5)	(266)	(25)	(283)
Other income (expense), net	21	(53)	26	(92)
Loss before provision for income taxes	(5,478)	(8,787)	(10,288)	(16,642)
Provision for income taxes	29	62	63	68
Net loss	(5,507)	(8,849)	(10,351)	(16,710)
Accretion of redeemable convertible preferred stock	(3,287)	(4,403)	(9,118)	(9,862)
Deemed dividend—preferred stock modification	—	—	—	1,748
Net loss attributable to common stockholders	$(8,794)	$(13,252)	$(19,469)	$(24,824)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.87)	$(1.77)	$(1.88)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	10,994,074	15,267,325	10,981,192	13,231,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(5,507)	$(8,849)	$(10,351)	$(16,710)
Other comprehensive loss, net of taxes:
Change in cumulative translation adjustment	(8)	(9)	2	(71)
Comprehensive loss	$(5,515)	$(8,858)	$(10,349)	$(16,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

						Accumulated
	Redeemable				Additional	Other		Total
	Convertible Preferred Stock		Class A and B Common Stock(1)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2013	16,761,805	$95,224	11,154,388	$—	$—	$(66)	$(81,049)	$(81,115)
Issuance of Series G redeemable convertible preferred stock (net of issuance costs of $130)	3,692,684	49,913	—	—	—	—	—	—
Issuance of common stock for contingent consideration payment	—	—	29,900	—	322	—	—	322
Reclassification of restricted stock award liability to common stock	—	—	—	—	102	—	—	102
Accretion of redeemable convertible preferred stock to redemption value	—	21,311	—	—	(2,173)	—	(19,138)	(21,311)
Stock-based compensation expense	—	—	—	—	1,737	—	—	1,737
Repurchase of common stock from employees	—	—	(2,000)	—	(1)	—	—	(1)
Exercise of stock options	—	—	7,072	—	13	—	—	13
Foreign currency translation adjustment	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(24,606)	(24,606)
Balance as of December 31, 2014	20,454,489	166,448	11,189,360	—	—	(132)	(124,793)	(124,925)
Reclassification of restricted stock award liability to common stock	—	—	—	—	88	—	—	88
Deemed dividend—preferred stock modification	—	(1,748)	—	—	—	—	1,748	1,748
Accretion of redeemable convertible preferred stock to redemption value	—	9,862	—	—	(4,613)	—	(5,249)	(9,862)
Issuance of common stock upon initial public offering, net of offering costs of $4,024	—	—	7,150,000	—	89,069	—	—	89,069
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,454,489)	(174,562)	20,673,680	—	174,562	—	—	174,562
Reclassification of preferred stock warrant liability to equity in connection with initial public offering	—	—	—	—	1,213	—	—	1,213
Stock-based compensation expense	—	—	—	—	2,965	—	—	2,965
Exercise of stock options	—	—	12,938	—	60	—	—	60
Issuance of stock for business acquisition	—	—	103,617	—	1,500	—	—	1,500
Foreign currency translation adjustment	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	(16,710)	(16,710)
Balance as of June 30, 2015	—	$—	39,129,595	$—	$264,844	$(203)	$(145,004)	$119,637

(1)

The activity through June 24, 2015 reflects the sole class of common stock authorized through the closing of the IPO on June 24, 2015, at which point the company's certificate of incorporation was amended and restated to authorize Class A and Class B common stock. All capital stock outstanding prior to the IPO was reclassified into Class B common stock and Class A common stock was issued in the IPO.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,351)	$(16,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,150	2,849
Stock-based compensation expense	724	2,965
Change in fair value of preferred stock warrant	(59)	25
Change in fair value of contingent consideration	(838)	(11)
Other	355	275
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(312)	(1,519)
Prepaid expenses and other current assets	(529)	335
Other assets	(214)	77
Accounts payable	(563)	58
Accrued expenses and other current liabilities	810	1,760
Deferred revenue	194	295
Deferred rent	192	175
Net cash used in operating activities	(8,441)	(9,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,233)	(6,531)
Change in restricted cash and deposits	213	788
Acquisition of business	—	(3,000)
Net cash used in investing activities	(3,020)	(8,743)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering	—	93,093
Repayment on financing and capital lease obligations	(94)	(63)
Payments of deferred offering cost	(39)	(2,604)
Proceeds from issuance of redeemable convertible preferred stock, net	49,913	—
Payments on contingent consideration	(240)	—
Net proceeds from employee stock-based transactions	9	60
Payments of debt issuance costs	—	(73)
Net cash provided by financing activities	49,549	90,413

Effect of exchange rate changes on cash and cash equivalents	3	(73)
NET INCREASE IN CASH AND CASH EQUIVALENTS	38,091	72,171
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,545	34,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,636	$106,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	46	28
Cash paid for interest	15	273
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock to redemption value	9,118	9,862
Deemed dividend—preferred stock modification	—	1,748
Conversion of preferred stock warrants to common stock warrants	—	1,213
Unpaid equipment purchases	155	1,117
Property and equipment acquired with financing obligations and leases	5,563	844
Stock issued in business acquisition	—	1,500
Unpaid deferred offering costs	227	776
Payment of contingent consideration in common stock	322	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

MINDBODY, Inc. (MINDBODY or the Company) was incorporated in California in 2004 and reincorporated in Delaware in March 2015. MINDBODY is headquartered in San Luis Obispo, California and has operations in California, New York, United Kingdom, and Australia.

MINDBODY and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a provider of an integrated cloud-based business management software and payments platform for the wellness services industry and creator of a leading online wellness services marketplace for consumers. MINDBODY enables its consumers to evaluate, connect, and transact with local businesses in its marketplace.

Initial Public Offering

In June 2015, the Company completed its initial public offering (IPO) in which it issued and sold 7,150,000 shares of its Class A common stock, $0.000004 par value, at a public offering price of $14.00 per share. The Company received net proceeds of $93,093,000 after deducting underwriting discounts and commissions of $7,007,000, but before deducting paid and unpaid offering expenses of $4,024,000. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock were automatically converted and reclassified into 20,673,680 shares of its Class B common stock, $0.000004 par value, and all shares of the Company’s then-outstanding common stock were automatically reclassified into 11,305,355 shares of Class B common stock.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of MINDBODY, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2015. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the final prospectus related to the Company’s IPO (the “Prospectus”), which was filed with the SEC on June 19, 2015 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-204068).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the capitalization and estimated useful life of the Company’s capitalized internal-use software, useful lives of property and equipment, the determination of fair value of common stock, stock options, and preferred stock warrants, including a valuation allowance for deferred tax assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Changes in facts or circumstances may cause the Company to change its assumptions and estimates in future periods, and it is possible that actual results could differ from current or future estimates.

Summary of Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Prospectus that have had a material impact on the Company’s consolidated financial statements and related notes.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The bank deposits of the Company might, at times, exceed federally insured limits and are generally uninsured and uncollateralized. The Company has not experienced any losses on cash and cash equivalents to date. As of June 30, 2015, one customer represented 15% of the accounts receivable balance. As of December 31, 2014, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue for any of the periods presented in the condensed consolidated statements of operations.

Recently Issued and Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. This authoritative guidance applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. The new authoritative guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. The guidance is not expected to have a material impact on the condensed consolidated financial statements.

In May 2014, the FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral in the effective date of the new standard. In accordance with the deferral, the effective date applicable to the Company will be the first quarter of fiscal 2018. The Company has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.

2. FAIR VALUE MEASUREMENTS

The Company measures and reports its cash equivalents and preferred stock warrant at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds. The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$28,036	$—	$—	$28,036
Financial Liabilities:
Contingent consideration related to acquisition(2)	$—	$—	$11	$11
Preferred stock warrant(3)	—	—	1,188	1,188
Total financial liabilities	$—	$—	$1,199	$1,199

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$104,336	$—	$—	$104,336
Financial Liabilities:
Preferred stock warrant(3)	$—	$—	$—	$—

(1)

The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds. All such assets as of December 31, 2014 and June 30, 2015 were recorded based on Level 1 inputs.

(2)

Contingent consideration related to the Jill’s List acquisition is classified within Level 3 because the liability is valued using significant unobservable inputs. The fair value of contingent consideration as of December 31, 2014 and June 30, 2015 was not material.

(3)

Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s Series C convertible preferred stock were classified as other liabilities. The initial liability recorded was adjusted for changes in the fair values of the Company’s preferred stock warrants during each reporting period and was recorded as a component of other income (expense), net in the statement of operations.

In connection with the closing of the Company’s IPO and the conversion and reclassification of the underlying preferred stock into Class B common stock, the Company’s warrants to purchase shares of Series C convertible preferred stock were converted and reclassified into warrants to purchase shares of the Company’s Class B common stock. The aggregate fair value of these warrants upon the closing of the IPO was $1,213,000  which was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value.

The significant unobservable inputs into the valuation model used to estimate the fair value of the preferred stock warrant include the timing of potential liquidity events (IPO, transaction, staying private) and their probability of occurring, the selection of GPC multiples, a discount for the lack of marketability of the preferred and common stock, the projected future cash flows, and the discount rate used to calculate the present value of the estimated equity value allocated to each share class.

Quantitative information for the significant inputs used in valuing the warrant as of December 31, 2014 and June 18, 2015 is summarized in the following table:

	December 31, 2014	June 18, 2015
Input Ranges
Time to liquidity (in years)	0.5-1.16	0.0-0.62
Probability of each liquidity event:
IPO	75%	95%
Transaction	20%	0%
Staying private	5%	5%
Discount for lack of marketability	11%	5%
Discount rate	17%	19%

The warrant was valued using a hybrid between a probability-weighted expected return method (PWERM) and option pricing method (OPM), estimating the probability weighted value across multiple scenarios, while using an OPM to estimate the allocation of value within one or more of those scenarios. The management and the board of directors engages a third-party valuation firm to assist with the valuation of the Level 3 instruments.

The following table sets forth a summary of the changes in the fair value of the Company’s level 3 financial instruments as follows (in thousands):

	Stock Warrant	Contingent Consideration	Total
Balance – January 1, 2015	$1,188	$11	$1,199
Change in fair value	25	(11)	14
Reclassification of preferred stock warrant liabilities to additional paid-in capital in conjunction with the conversion of the convertible preferred stock into common stock upon the closing of the Company’s IPO	(1,213)	—	(1,213)
Balance – June 30, 2015	$—	$—	$—

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three and six months ended June 30, 2015. As of December 31, 2014 and June 30, 2015, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.

3 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015

Computer equipment	$11,590	$12,090
Leasehold improvements	6,121	8,879
Capitalized software costs	1,754	1,832
Office equipment	1,402	2,194
Software licenses	963	1,376
Building, leased	15,583	16,438
Property and equipment – gross	37,413	42,809
Less: accumulated depreciation and amortization	(8,845)	(10,397)
Property and equipment – net	$28,568	$32,412

Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the three months ended June 30, 2014 and 2015 was $799,000 and $1,474,000, respectively. Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the six months ended June 30, 2014 and 2015 was $1,514,000 and $2,509,000, respectively.

During the three months ended June 30, 2014 and 2015, the Company capitalized software development costs of $52,000 and $40,000, and amortized capitalized software development costs of $209,000 and $74,000, respectively. In the six months ended June 30, 2014 and 2015, the Company capitalized software development costs of $127,000 and $79,000, and amortized capitalized software development costs of $422,000 and $156,000, respectively. The net book value of capitalized software development costs was $535,000 and $457,000 at December 31, 2014 and June 30, 2015, respectively.

During the year ended December 31, 2013, the Company executed a lease for a new 64,000 square foot office building in San Luis Obispo, California. This facility provides additional capacity to accommodate continued growth, and became operational in the second quarter of 2015. Both the landlord and the Company incurred costs to construct the facility according to the Company’s operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only). During the six months ended June 30, 2014 and 2015, the landlord incurred building construction costs of $5,466,000 and $855,000, respectively, which the Company has recorded as an asset, with a corresponding construction financing obligation. During April 2015, the Company began to occupy the additional office space. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs included in construction-in-progress for the building was recorded to “Building, Leased” within “Property and equipment, net” and the related financing obligation of $16,382,000 remained recorded as of June 30, 2015. The obligation is being settled through monthly lease payments to the landlord upon completion of the construction, and the asset is being depreciated over the term of the lease. The lease has an original term of 15 years and the Company also has an option to extend the term of the lease for three consecutive terms of five years each. The Company is responsible to pay landlord’s insurance costs, real property taxes, and operating expenses related to the premises as additional rent. The Company is also responsible for all tenant improvements and, at inception, was required to deposit $2,533,000 into a restricted account to pay for these improvements. As of December 31, 2014 and June 30, 2015, the remaining balance in the deposit account was $772,000 and zero, respectively.

4. BUSINESS COMBINATION

Fitness Mobile Apps

On February 2, 2015, the Company completed the acquisition of the Fitness Mobile Apps business of Petrol Designs LLC (Fitness Mobile Apps), a privately held technology partner that creates tailored mobile apps for the Company’s subscribers. The Company accounted for the acquisition of Fitness Mobile Apps as a business combination. The Company acquired all of the assets that were used in, or otherwise benefit, the mobile apps business for 103,617 shares of the Company’s common stock with a fair value of $14.476 per share, of which 74,260 shares have been issued and 29,357 shares are held with an escrow agent and will be released on the first anniversary of the closing date, and $3,000,000 in cash, resulting in an aggregate purchase price of $4,500,000. The acquisition also included an obligation to issue up to 207,235 shares of the Company’s common stock to certain former employees of Fitness Mobile Apps, contingent upon their continuous employment with the Company. As such, compensation expense will be recorded ratably over the respective service period. The fair value of the Company’s common stock issued for Fitness Mobile Apps was based on the Company’s valuation of its common stock as of February 2, 2015. Given the absence of a public trading market at the time of the acquisition, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. The aggregate enterprise value was determined using a combination of the income approach and two market approaches in order to estimate an Enterprise Value under five different possible future scenarios, which were weighted as follows:

Weighting
IPO	75%
Transaction	20%
Private company (DCF)	5%

The Company allocated the total purchase consideration to tangible assets acquired and identifiable intangible assets acquired based on their estimated fair values with the excess of the purchase consideration over the aggregate fair values recorded as goodwill allocated to the Company’s one operating segment. Goodwill of $3,569,000 represents 80% of the total purchase consideration and is primarily attributable to the value of acquired personnel, and the Company’s ability to expand the MINDBODY Connect consumer base by transitioning Fitness Mobile Apps onto the Connect platform. Goodwill is amortized over 15 years for tax purposes.

The internally developed software/technology with a remaining useful life of three years represents the tools to create consumer facing customized mobile apps for the Company’s subscribers. The fair values of the acquired intangible assets were determined based on the income approach and relief of royalty method approach and the identifiable intangible assets are subject to amortization on a straight-line basis over their remaining useful lives.

The Company incurred and expensed $150,000 in acquisition-related costs, which are included within general and administrative expenses on the consolidated statements of operations.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Tangible assets acquired	$18
Intangible asset – developed software/technology	913
Goodwill	3,569
Fair value of total purchase consideration	$4,500

The results of Fitness Mobile Apps included in our consolidated statements of operations since the acquisition date, including revenues and net loss, were not material. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually on October 1st. The Company’s goodwill balance is solely attributable to the acquisition of Petrol Designs LLC and Jill’s List. The goodwill balance was $1,827,000 as of December 31, 2014 and $5,396,000 as of June 30, 2015. There was no impairment charge recorded against goodwill during the three and six months ended June 30, 2015.

The Company’s intangible assets consisted of the following (in thousands):

	December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(360)	$60
Total intangible assets		$420	$(360)	$60

	June 30, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$-
Technology	3	913	(124)	789
Total intangible assets		$1,333	$(544)	$789

Amortization expense for intangible assets with finite lives was $108,000 and $84,000 for the three months ended June 30, 2014 and 2015, respectively and $214,000 and $184,000 for the six months ended June 30, 2014 and 2015, respectively.

Estimated future amortization expense as of June 30, 2015 was $153,000 for the remaining six months of 2015, and $305,000, $304,000, and $27,000 for the years ending December 31, 2016, 2017, and 2018, respectively.

6. DEBT

Credit Facility

On January 12, 2015, the Company entered into an agreement with Silicon Valley Bank to provide a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate plus 0.5% or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. The credit facility is secured by substantially all of accounts receivable and other corporate assets of the Company. The Company also granted and pledged a security interest to the lender in all of its right, title, and interest in intellectual properties. The Company is also subject to certain reporting and financial performance covenants as well which require it to meet certain revenue targets. The Company did not draw down any amounts under the credit agreement during the six months ended June 30, 2015.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office facilities under various non-cancelable operating lease agreements with an original lease period expiring between 2015 and 2026. Rent expense was $824,000 and $1,067,000 for the three months ended June 30, 2014 and 2015, and $1,481,000 and $2,093,000 for the six months ended June 30, 2014 and 2015.

Financing Obligation

During April 2015, the Company began to occupy additional office space constructed under a 15 year build-to-suit lease arrangement entered into in October 2013. During the construction of the premises, the Company was deemed the “owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs for the building were recorded to “Building, Leased” within “Property and equipment, net” and the related financing obligation of $16,382,000 remained recorded as of June 30, 2015.

Future Minimum Lease Payments

Future minimum lease payments under these non-cancelable lease agreements as of June 30, 2015 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2015 (remaining six months)	$1,607	$793	$2,400
2016	2,940	1,633	4,573
2017	2,499	1,682	4,181
2018	2,338	1,733	4,071
2019	2,138	1,785	3,923
Thereafter	14,680	21,076	35,756
Total minimum lease payments	$26,202	$28,702	$54,904

Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

8. WARRANT

In connection with entering into a credit facility during the year ended December 31, 2010, the Company issued a warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock to the lender. The warrant was fully vested and exercisable upon issuance, expires in June 2020, and had an exercise price of $2.54 per share. During the six months ended June 30, 2015, the exercise price for the warrant was modified to $1.732 per share. The impact of this modification was not material. As of December 31, 2014 and June 30, 2015, the warrant has not been exercised and is still outstanding. Prior to the IPO, the warrant was required to be treated as a liability and recorded at estimated fair value, with changes in fair value at each reporting date recognized in the consolidated statements of operations, since the warrant was exercisable into conditionally redeemable shares of preferred stock. Change in the fair value of the warrant was $81,000 and $125,000 for the three months ended June 30, 2014 and 2015, respectively and $59,000 and ($25,000) for the six months ended June 30, 2014 and 2015, respectively were recognized in the condensed consolidated statements of operations. In connection with the IPO completed on June 24, 2015, the warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 89,177 shares of the Class B common stock with an aggregate exercise price of $151,603, and the related preferred stock warrant liability was reclassified to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments.

9. COMMON STOCK AND STOCKHOLDER’S EQUITY (DEFICIT)

Amendment and Restatement of Certificate of Incorporation

In March 2015, the Company adopted an amended and restated certificate of incorporation (the “Pre-IPO Restated Certificate”) to modify the dividend, conversion and liquidation rights of the Series A, Series B, Series C and Series D redeemable convertible preferred stock.  Under the  Pre-IPO Restated Certificate, the Series C and Series D were no longer entitled to cumulative dividends upon a liquidation of the Company, and the Series A, Series B, Series C, and Series D were no longer entitled to receive cumulative dividends upon conversion into common stock, including in connection with an initial public offering.  In addition, under the Pre-IPO Restated Certificate, the conversion ratio of each series of redeemable convertible preferred stock, which was 1-to-1 for all series prior to the amendment, was adjusted to 1.0088 for Series A, 1.0148 for Series B, 1.0192 for Series C, and 1.0218 for Series D.  As a result of this amendment, the redeemable convertible preferred stock became convertible into shares of common stock upon a qualifying event, including completion of an initial public offering, as follows:

Preferred Stock	Number of Shares, Actual	Conversion Rate	Number of Shares, As Converted
Series A	527,977	1.0088	532,592
Series B	395,367	1.0148	401,229
Series C	1,607,810	1.0192	1,638,624
Series D	2,123,551	1.0218	2,169,920
Series E	975,624	1.0000	975,624
Series F	1,074,400	1.0000	1,074,400
Series G	1,477,074	1.0000	1,477,074
Total	8,181,803		8,269,463

The Company has determined that the changes to the rights underlying the Series A, Series B, Series C and Series D preferred stock resulted in a modification, for accounting purposes, of these shares.  The change in the fair value of the Series A, Series B, Series C, and Series D immediately before and after the amendment was recognized as a deemed dividend of $1,748,000 from the Series A, Series B, Series C and Series D preferred stockholders, which was recorded as a reduction of accumulated deficit during the six months ended June 30, 2015.

The fair value of the Series A, Series B, Series C, and Series D preferred stock immediately before and after the amendment was estimated by the Company’s board of directors with assistance from a third-party valuation that utilized methodologies and assumptions consistent with the Company’s most recent common stock valuations, including on a minority, nonmarketable interest basis.  The Company’s aggregate enterprise value was determined using a combination of valuation approaches, including an income approach and various market approaches, and under five different possible future scenarios.

Convertible Preferred Stock

Immediately prior to the completion of the IPO, all outstanding convertible preferred stock was converted and reclassified into 20,673,680 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 100,000,000 shares of preferred stock with a par value of $0.000004 per share.

Common Stock

Immediately prior to the completion of the IPO, all outstanding common stock was reclassified into 11,305,355 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.000004 per share. The amended and restated certificate of incorporation also:

•

established that, on any matter that is submitted to a vote of the stockholders, the holder of each share of Class A common stock is entitled to 1 vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share;

•

established that shares of our Class B common stock are convertible into shares of our Class A common stock at the option of the holder and automatically convert into shares of our Class A common stock upon transfer, subject to limited exceptions; and

•	established that, except with respect to voting and conversion rights, as discussed above, the rights of the holders of Class A and Class B common stock are identical.

2015 Equity Incentive Plan

The Company’s 2015 Employee Incentive Plan (2015 Plan) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (“2009 Plan”).  As of June 30, 2015, there were 4,598,818 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will also include an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine.

The 2015 Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

2015 Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“2015 ESPP”) became effective on June 2, 2015. As of June 30, 2015, there were 783,136 shares of Class A common stock available for issuance under the 2015 ESPP. The number of shares available for sale under the 2015 ESPP will also include an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine.

Under the 2015 ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The 2015 ESPP provides for 24 month offering periods. Each offering period will include purchase periods, which will be approximately the six-month period commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or on the exercise date. The Company commenced its first purchase period under the 2015 ESPP on June 18, 2015 with an enrollment close date on July 6, 2015. Because shares can only be purchased at the end of each purchase period, no shares of Class A common stock were purchased under the 2015 ESPP for the six months ended June 30, 2015.

2009 Stock Option Plan

The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares are available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of June 30, 2015, options to purchase 4,424,055 shares of Class B common stock remained outstanding under the 2009 Plan.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2015 (in thousands, except share and per share information):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Balance — December 31, 2014	2,568,781	$6.39	8.1	$20,773
Granted	1,992,375	14.46	9.8
Exercised	(12,938)	4.66	—	119
Forfeited or cancelled	(24,163)	7.80	—
Outstanding — June 30, 2015	4,524,055	$9.94	8.5	$18,847
Exercisable — June 30, 2015	1,474,721	$4.23	6.9	$14,196
Vested and expected to vest — June 30, 2015	4,337,295	$9.79	8.5	$18,699

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Company’s stock options as follows:

	Six Months Ended June 30,
	2014	2015
	Range	Range
Expected term (in years)	5.9	5.8
Expected volatility	50% - 51%	45% - 46%
Risk-free interest rate	1.7%	1.4% - 1.8%
Dividend yield	0%	0%

Total stock-based compensation expenses were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cost of revenue	$48	$132	$72	$232
Sales and marketing	45	903	79	1,444
Research and development	70	162	123	258
General and administrative	225	628	450	1,031
Total stock-based compensation expense	$388	$1,825	$724	$2,965

As of December 31, 2014 and June 30, 2015, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $5,948,000 and $17,227,000, respectively, which is expected to be recognized over a weighted-average period of 3.0 years and 3.3 years, respectively.

Stock Options Granted to Directors and Nonemployee Consultants

The Company granted options to purchase 112,500 and 195,000 shares of common stock to its directors and nonemployee consultants during the three and six months ended June 30, 2015, respectively. The Company recorded stock-based compensation expense related to these grants of $87,000, and $119,000, for the three and six months ended June 30, 2015, respectively. The number of shares and stock-based compensation expense related to non-employee grants during three and six months ended June 30, 2014 was not material.

Other Stock-Based Compensation

During the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense of $748,000 and $1,216,000 related to the contingent bonus to certain former employees of Fitness Mobile Apps payable in shares of the Company’s common stock for post-combination employment services.

10. INCOME TAXES

The Company recorded an income tax expense of $62,000 and $68,000 for the three and six months ended June 30, 2015, respectively. This tax expense is largely attributable to the deferred tax liability associated with the amortization of intangibles assets and foreign income taxes associated with the Company’s operations in United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

The Company’s effective federal tax rate for the three and six months ended June 30, 2015 was less than one percent primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards.

Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the realizability of NOLs in future periods if the ownership of the Company has changed more than 50% within a three-year period. The Company is performing a study to determine whether NOL limitations exist under Section 382. As such, the Company’s existing NOLs may be subject to limitations arising from previous ownership changes, and if the Company determines that it did undergo an ownership change in connection with or after the IPO, its ability to utilize NOLs could be further limited by Section 382 of the Code. However, any limitations would not have impacted the results of its operations and cash flows because the Company has recorded a valuation allowance against its net deferred tax assets as of December 31, 2014 and June 30, 2015.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss attributable to common stockholders	$(8,794)	$(13,252)	$(19,469)	$(24,824)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.87)	$(1.77)	$(1.88)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	10,994,074	15,267,325	10,981,192	13,231,844

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of June 30,
	2014	2015
Redeemable convertible preferred stock	20,454,489	—
Options to purchase common stock	2,371,332	4,524,055
Common stock subject to repurchase	179,000	—
Preferred stock warrant	87,500	—
Common stock warrant	—	89,177
Total	23,092,321	4,613,232

12. SEGMENTS AND INFORMATION BY GEOGRAPHIC LOCATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Further, there is one business activity, and there are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, the Company has a single operating and reporting segment.

Revenue

The following table presents the Company’s total revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue:
Subscription and services	$9,541	$14,920	$18,410	$28,381
Payments	6,196	9,279	12,098	17,301
Product and other	834	561	1,716	1,341
Total revenue	$16,571	$24,760	$32,224	$47,023

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
United States	$13,947	$20,651	$27,243	$39,317
Other	2,624	4,109	4,981	7,706
Total	$16,571	$24,760	$32,224	$47,023

Substantially all of the Company’s assets were attributable to operations in the United States as of December 31, 2014 and June 30, 2015.

13. PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan (“401(k) Plan”) that covers all eligible employees. Each participant may elect to contribute up to the maximum limit by federal law. The Company makes a 3% safe harbor contribution, and may also make discretionary contributions. The Company’s chief executive officer, chief operating officer and chief financial officer are trustees of the 401(k) Plan. Employer contributions totaled $292,000 and $450,000 for the three months ended June 30, 2014 and 2015, respectively and $552,000 and $826,000 for the six months ended June 30, 2014 and 2015, respectively.

14. RELATED-PARTY TRANSACTIONS

The Company has employment agreements with each of its executive officers. The agreements provide for annual compensation as determined and approved by the board of directors. The Company’s obligation under the employment contracts accrues only as the services are rendered.

The Company incurred office repair, maintenance, building fixtures and other professional services expenses of $221,000 and $59,000 for the three months ended June 30, 2014 and 2015, respectively, and $325,000 and $141,000 for the six months ended June 30, 2014 and 2015, respectively, with related parties.

15. STOCK SPLIT

In June 2015, the Company’s board of directors approved the amendment and restatement of the Company’s certificate of incorporation to give effect to a 2.5-for-1 stock split of the Company’s common stock and redeemable convertible preferred stock (collectively, the “Capital Stock”), which became effective on June 4, 2015. Accordingly, (i) each one share of outstanding Capital Stock was split into 2.5 shares of Capital Stock of the same class and series, as applicable; (ii) the number of shares of Capital Stock issuable on the exercise of each outstanding warrant or option to purchase Capital Stock was proportionately increased on a 2.5-for-1 basis; (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock was proportionately reduced on a 2.5-for-1 basis; (iv) the authorized number of each class and series of Capital Stock was proportionally increased in accordance with the 2.5-for-1 stock split; and (v) the par value of each class of Capital Stock was proportionately reduced in accordance with the 2.5-for-1 stock split. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 2.5-for-1 stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10- Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Overview

We are the leading provider of business management software as a service (“SaaS”) for the wellness services industry, with over 45,000 local business subscribers on our platform in 132 countries and territories. These subscribers employ over 264,000 practitioners who provide a variety of wellness services to over 25.6 million active consumers as of June 30, 2015. Our integrated software and payments platform for the wellness services industry helps our subscribers simplify the way they run their businesses, attract and engage more consumers, boost their revenues and focus more on what they love to do – improving people’s lives. Moreover, we help consumers more easily evaluate, engage and transact with these subscribers, enabling them to live healthier and happier lives. We are also a leading payments platform dedicated to the wellness services industry. In the three months ended June 30, 2014 and 2015, $1,465 million and $1,779 million in transactions occurred between consumers and subscribers within our marketplace, of which $1,015 million and $1,245 million flowed through our payments platform, respectively. This represents a $314 million, or 21%, increase in transactions that occurred between consumers and subscribers within our marketplace and a $230 million, or 23%, increase in transactions that flowed through our payments platform, respectively. In the six months ended June 30, 2014 and 2015, $3,177 million and $3,490 million in transactions occurred between consumers and subscribers within our marketplace, of which $1,987 million and $2,413 million flowed through our payments platform, respectively. This represents a $313 million, or 10%, increase in transactions that occurred between consumers and subscribers within our marketplace and a $426 million, or 21%, increase in transactions that flowed through our payments platform, respectively.

We primarily market and sell subscriptions to our integrated cloud-based business management software and payments platform to small and medium-sized businesses in the wellness services industry, including businesses that offer yoga, Pilates, barre, indoor cycling, personal training, martial arts and dance exercise, as well as spas, salons, music instruction studios, dance studios, children’s activity centers and integrative health centers.

We offer our software platform to our subscribers as a subscription-based service. Historically, our software subscription pricing was based on the number of professionals employed by our subscribers. In January 2015, after substantial market testing and development, we began pricing our software subscriptions for new subscribers based on software functionality. We believe our new pricing strategy is contributing to subscription and services revenue growth. The vast majority of our subscribers subscribe to our software platform through one month contracts that are billed in advance. We recognize software subscription revenue ratably over the term of the subscription period. Additionally, we earn revenue based on the value of transactions processed by our subscribers utilizing our payments platform, net of the costs charged to us by our processing partners.

We have achieved rapid subscriber growth through our effective sales model. We sell our subscriptions through a direct sales team with our primary sales operations in San Luis Obispo, California, New York, London and Sydney. Our sales team qualifies and manages prospective and current subscribers, aiming to initiate, retain, and expand their use of our platform over time. We benefit from organic search and positive word of mouth as well as network effects from practitioners who often recommend MINDBODY to their employers. In addition, through MINDBODY University events, subscriber conferences and webinars, we help our subscribers optimize their businesses and grow their revenue, which benefits us through improved subscriber retention and an increase in payments revenue. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to subscriber growth. We define active consumers as all unique consumers of our subscribers’ services who have used our platform to transact with our subscribers during the immediately preceding two years.

Our MINDBODY Connect Platform creates powerful network effects. As more local wellness businesses adopt our SaaS solution, they attract more consumers to our platform. Those consumers then attract even more businesses to our SaaS. As those businesses and consumers engage in more transactions on our platform, this increases payments revenue and enables additional revenue streams from demand generation. We believe these network effects have been enhanced by our recent introduction of MINDBODY Connect Workplace. As more corporate wellness subscribers adopt Connect Workplace, their employees begin using our Connect Platform, which leads to increased demand from local wellness businesses to adopt our SaaS solution. As more local wellness businesses appear on Connect, more employees use our Connect Platform to redeem their corporate incentives, which in turn leads to more corporate wellness subscribers being attracted to Connect Workplace. Finally, as we add more subscribers, consumers and employees to our wellness ecosystem, we attract more technology developers and partners who can use our open API to develop additional apps that extend the capabilities of our MINDBODY Connect Platform.

We intend to continue scaling our organization in order to meet the needs of our growing subscriber base. We have invested and expect to continue to invest in our sales and marketing teams to sell our software and payments platform services globally. Our sales organization headcount grew at a compound annual growth rate of 39% from 2012 to 2014. A key element of our growth strategy is the continuous enhancement and expansion of our software and payments platform by developing and implementing new features and functionality. Through consistent innovation, we have increased both the number of subscribers and the revenue we generate from our subscribers over time. We plan to continue to enhance our software architecture and enhance and expand our platform through increased investments in research and development and by pursuing strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. We also expect to continue to make significant investments in both our data center infrastructure and our customer service and subscriber onboarding teams to meet the needs of our growing user base. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of, and in preparation for, our expected increase in sales, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

Our financial performance reflects our significant subscriber growth and increasing revenue per subscriber. Our total revenue increased from $16.6 million in the three months ended June 30, 2014 to $24.8 million in the three months ended June 30, 2015, representing an increase of 49%. Our total revenue increased from $32.2 million in the six months ended June 30, 2014 to $47.0 million in the six months ended June 30, 2015, representing an increase of 46%.  For the three months ended June 30, 2014 and 2015, our net loss was $5.5 million and $8.8 million, respectively, and Adjusted EBITDA was negative $4.5 million and negative $5.2 million, respectively. For the six months ended June 30, 2014 and 2015, our net loss was $10.4 million and $16.7 million, respectively, and Adjusted EBITDA was negative $8.3 million and negative $10.4 million, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.” During the six months ended June 30, 2014 and 2015, approximately 85% and 84% of our revenue came from the United States. Our employee headcount has increased from 1,035 as of December 31, 2014 to 1,196 as of June 30, 2015, of which approximately 26% are engaged in supporting existing subscribers and approximately 51% are engaged in increasing our subscriber base, growing our consumer brand or developing future products.

Key Metrics

We are a software as a service business and focused on managing our recurring revenue and life time value of our subscribers. We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for Year Ended December 31,			As of and for Three Months Ended June 30,
	2012	2013	2014	2015

Subscribers (end of period)	22,062	31,043	40,517	45,665
Average monthly revenue per subscriber	$131	$146	$155	$185
Payments volume (in millions)	$2,113	$3,099	$4,121	$1,245
Dollar-based net expansion rate (end of period)	n/a	103%	109%	115%

•

Subscribers. Subscribers are defined as unique physical business locations or, in the case of our Solo software subscriptions, individual practitioners who have active subscriptions to our cloud-based business management software platform as of the end of the period. We believe the number of subscribers is a key indicator of the growth of our platform. Growth in the number of subscribers depends, in part, on our ability to successfully develop and market our platform to local wellness businesses and their consumers who have not yet become part of our network. While growth in the number of subscribers is an important indicator of expected revenue growth, it also informs our management’s decisions with respect to the areas of our business that will require further investment to support expected future subscriber growth. For example, as the number of subscribers increases, we will need to increase the headcount in our customer support organization and our IT infrastructure capital expenditures to maintain the effectiveness of our platform and the performance of our software for our subscribers and their consumers.

•

Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber is an indicator of our ability to increase the long-term value of our existing subscriber relationships. Average monthly revenue per subscriber is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, the average monthly revenue per subscriber is the sum of the average monthly revenue per subscriber for each month in the period, divided by the number of months in the period. We expect average monthly revenue per subscriber to continue to increase in the future, although we expect the growth rate to fluctuate over time.
•

Payments Volume. We believe that payments volume is an indicator of the underlying current health of our subscribers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our subscribers and their consumers utilizing our payments platform.

•

Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a subscriber relationship. We can achieve this by focusing on delivering value and functionality that retains our existing subscribers and by expanding the revenue derived from our subscribers over the lifetime of the relationship by upselling the subscriber to higher priced subscription plans, utilization of our Premium Services, subscription to our technology partners’ software offerings and increasing the value of transactions that they process through our payments platform. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, as offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our subscribers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription, services and payments revenue for a set of subscriber accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription, services and payments revenue of our subscriber base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription, services and payments revenue of the same subscriber base included in our measure of base revenue at the end of the annual period being measured.

Non-GAAP Financial Measure

Adjusted EBITDA

To provide investors with additional information regarding our financial results prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have presented Adjusted EBITDA, which is a non-GAAP financial measure defined by us as our net loss before stock-based compensation expense, depreciation and amortization, change in fair value of contingent consideration, change in fair value of preferred stock warrant, impairment charges, provision for income taxes, and other income (expense), net, which consisted of interest income and expense, and other miscellaneous other income (expense). We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•

Although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of stock-based compensation; or (3) tax payments that may represent a reduction in cash available to us; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(5,507)	$(8,849)	$(10,351)	$(16,710)
Stock-based compensation expense	388	1,825	724	2,965
Depreciation and amortization	1,116	1,631	2,150	2,849
Change in fair value of contingent consideration	(415)	(11)	(838)	(11)
Change in fair value of preferred stock warrant	(81)	(125)	(59)	25
Provision for income taxes	29	62	63	68
Other (income) expense, net	(16)	316	(1)	369
Adjusted EBITDA (unaudited)	$(4,486)	$(5,151)	$(8,312)	$(10,445)

Components of Statements of Operations

Revenue

We generate revenue primarily from providing an integrated cloud-based business management software and payments platform for the wellness services industry. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Our total revenue consists of the following:

•

Subscription and services. Subscription and services revenue is generated primarily from sales of subscriptions to our cloud-based business management software for the wellness services industry. The majority of subscription fees are prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis. Additionally, our subscribers can choose to enter into a separate contract with the technology partners to purchase additional features and functionalities. We receive a revenue share from these arrangements from our technology partners, which is recorded when earned. We also earn revenue from API partners for subscriber site access, data query, and consumer bookings through our Connect platform. The revenue from API partners is recorded when earned. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts invoiced in excess of revenue recognized are deferred. Service revenue is generated primarily through our premium customer support offering and is recognized in the period in which it is earned.

•

Payments. We earn payments revenue from revenue share arrangements with third-party payment processors on transactions between our subscribers who utilize our payments platform and their consumers. These payment transactions are generally related to purchases of classes, goods or services through a subscriber’s website, at its business location or through Connect. These transaction fees are recorded as revenue on a net basis when the payment transactions occur. We expect our payments revenue to increase both in absolute dollars and as a percentage of total revenue as we add new subscribers who utilize our payments platform, as existing subscribers increase the volume of transactions that they process through our payments platform and as our aggregate volume of payments reduces our related costs and increases margins.

•

Product and other. We offer various point of sale system products and physical gift cards to our subscribers. Product and other revenue is recognized upon the delivery of these products to our subscribers. We expect product and other revenue to decline both in absolute dollars and as a percentage of total revenue as mobile point of sale systems and electronic gift cards become more prevalent in the marketplace.

Cost of Revenue

Our cost of revenue primarily consists of costs associated with personnel and related infrastructure for operation of our cloud-based business management platform, global customer support and onboarding services, costs related to processing the payments of subscribers that pay via credit card and allocated overhead costs. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Allocated overhead costs consist of certain facilities, depreciation and amortization of internally developed software costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses, and the change in the fair value of contingent consideration.

•

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities, and allocated overhead. Sales and marketing expense is our largest operating expense, and we expect it to continue to increase in absolute dollars as we increase our sales and marketing efforts and expand our international operations, although such expense may fluctuate as a percentage of total revenue.

•

Research and development. Research and development expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our development personnel. Research and development expense also includes outsourced software development costs and allocated overhead. We expect research and development expense to continue to increase in absolute dollars as we continue to invest in our research and product development efforts to enhance our product capabilities and access new markets, although such expense may fluctuate as a percentage of total revenue.

•

General and administrative. General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes consulting, legal and accounting services and allocated overhead. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and operate as a public company, although such expense may fluctuate as a percentage of total revenue.

•

Change in fair value of contingent consideration. We recognized a contingent consideration liability related to an earn-out provision from our acquisition of Jill’s List in 2013, which was subsequently remeasured to fair value at each balance sheet date with a corresponding charge recorded within operating expenses. The period during which earn-out consideration could be earned ended in the second quarter of 2015, at which time the associated liability was permanently extinguished and was no longer subject to fair value accounting.

Other Income and Expenses

Our other income and expenses line items consist of fair value re-measurement charges for our preferred stock warrant liability, interest income and expense, and other income (expense), net.

•

Change in fair value of preferred stock warrant. The preferred stock warrant is classified as a liability on our consolidated balance sheet and re-measured to fair value at each balance sheet date with the corresponding charge recorded as change in fair value of preferred stock warrant. Upon the  completion of our initial public offering, the preferred stock warrant liability was reclassified to stockholders’ equity, at which time it was no longer subject to fair value accounting.

•	Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations.
•

Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations. Interest expense has not been material to our operations, but we expect it to increase in future periods as we recently entered into a build-to-suit lease agreement that includes an interest component. In addition, we entered into a line of credit agreement in January 2015, and any future draws on this agreement will incur interest expense and result in increased interest expense in future periods.

•	Other income (expense), net. Other income (expense), net consists primarily of gains and losses from foreign currency transaction and other income and expenses.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

The following tables set forth our results of operations data in dollars and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results to be expected for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$16,571	$24,760	$32,224	$47,023
Cost of revenue(1)	6,998	8,809	13,476	17,502
Gross profit	9,573	15,951	18,748	29,521
Operating expenses:
Sales and marketing(1)	7,047	11,820	14,294	21,537
Research and development(1)	4,033	5,476	7,627	10,201
General and administrative(1)	4,483	7,262	8,013	14,042
Change in fair value of contingent consideration	(415)	(11)	(838)	(11)
Total operating expenses	15,148	24,547	29,096	45,769
Loss from operations	(5,575)	(8,596)	(10,348)	(16,248)
Change in fair value of preferred stock warrant	81	125	59	(25)
Interest income	—	3	—	6
Interest expense	(5)	(266)	(25)	(283)
Other income (expense), net	21	(53)	26	(92)
Loss before provision for income taxes	(5,478)	(8,787)	(10,288)	(16,642)
Provision for income taxes	29	62	63	68
Net loss	$(5,507)	$(8,849)	$(10,351)	$(16,710)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	42%	36%	42%	37%
Gross profit	58%	64%	58%	63%
Operating expenses:
Sales and marketing	43%	48%	44%	46%
Research and development	25%	22%	24%	22%
General and administrative	27%	29%	25%	30%
Change in fair value of contingent consideration	(3)%	0%	(3)%	0%
Total operating expenses	92%	99%	90%	98%
Loss from operations	(34)%	(35)%	(32)%	(35)%
Change in fair value of preferred stock warrant	1%	0%	0%	0%
Interest income	0%	0%	0%	0%
Interest expense	0%	(1)%	0%	(1)%
Other income (expense), net	0%	0%	0%	0%
Loss before provision for income taxes	(33)%	(36)%	(32)%	(36)%
Provision for income taxes	0%	0%	0%	0%
Net loss	(33)%	(36)%	(32)%	(36)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cost of revenue	$48	$132	$72	$232
Sales and marketing	45	903	79	1,444
Research and development	70	162	123	258
General and administrative	225	628	450	1,031
Total stock-based compensation expense	$388	$1,825	$724	$2,965

Comparison of the Three and Six Months Ended June 30, 2014 and 2015

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$9,541	$14,920	$5,379	56%	$18,410	$28,381	$9,971	54%
Payments	6,196	9,279	3,083	50%	12,098	17,301	5,203	43%
Product and other	834	561	(273)	(33)%	1,716	1,341	(375)	(22)%
Total revenue	$16,571	$24,760	$8,189	49%	$32,224	$47,023	$14,799	46%

Revenue increased $8.2 million, or 49%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Subscription and services revenue increased $5.4 million, or 56%, of which $3.6 million was due to a 27% increase in our number of subscribers from 36,015 as of June 30, 2014 to 45,665 as of June 30, 2015. In addition, revenue from arrangements with our API platform and technology partners increased $1.7 million. Payments revenue increased $3.1 million, or 50%, primarily due to an increase in the number of subscribers that utilize our payments platform.

Revenue increased $14.8 million, or 46%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Subscription and services revenue increased $10.0 million, or 54%, of which $6.9 million was due to a 27% increase in our number of subscribers from 36,015 as of June 30, 2014 to 45,665 as of June 30, 2015. In addition, revenue from arrangements with our API platform and technology partners increased $2.8 million. Payments revenue increased $5.2 million, or 43%, primarily due to an increase in the number of subscribers that utilize our payments platform.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Cost of revenue	$6,998	$8,809	$1,811	26%	$13,476	$17,502	$4,026	30%
Gross margin	58%	64%			58%	63%

Cost of revenue increased $1.8 million, or 26%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in cost of revenue was primarily attributable to a $1.6 million increase in personnel-related expenses and infrastructure costs due to an increase in headcount to support our growing number of subscribers. As of June 30, 2015, we had 459 employees dedicated to data center operations, global customer support and onboarding services as compared to 341 employees as of June 30, 2014.

Cost of revenue increased $4.0 million, or 30%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in cost of revenue was primarily attributable to a $3.4 million increase in personnel-related expenses and infrastructure costs due to an increase in headcount to support our growing number of subscribers.

The increase in gross margin, or gross profit as a percentage of revenue, during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily driven by our ability to efficiently increase our revenue while realizing cost efficiencies associated with such increase.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Sales and marketing	$7,047	$11,820	$4,773	68%	$14,294	$21,537	$7,243	51%

Sales and marketing expense increased $4.8 million, or 68%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in sales and marketing expense was primarily attributable to a $3.3 million increase in personnel-related expenses due to an increase in headcount as we expanded our sales and marketing efforts to increase both the number of subscribers and average revenue per subscriber, and incurred additional personnel costs, such as sales commissions. As of June 30, 2015, we had 411 employees dedicated to sales and marketing as compared to 343 employees as of June 30, 2014.

Sales and marketing expense increased $7.2 million, or 51%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in sales and marketing expense was primarily attributable to a $5.6 million increase in personnel-related expenses due to an increase in headcount as we expanded our sales and marketing efforts to increase both the number of subscribers and average revenue per subscriber, and incurred additional personnel costs, such as sales commissions.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Research and development	$4,033	$5,476	$1,443	36%	$7,627	$10,201	$2,574	34%

Research and development expense increased $1.4 million, or 36%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in research and development expense was primarily attributable to a $1.6 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities. The increase in personnel-related costs was offset by a $0.5 million decrease in outsourced development costs. As of June 30, 2015, we had 198 employees dedicated to research and development as compared to 162 employees as of June 30, 2014.

Research and development expense increased $2.6 million, or 34%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in research and development expense was primarily attributable to a $3.3 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities. The increase in personnel-related costs was partially offset by a $1.1 million decrease in outsourced development costs.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
General and Administrative	$4,483	$7,262	$2,779	62%	$8,013	$14,042	$6,029	75%

General and administrative expense increased $2.8 million, or 62%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in general and administrative expense was primarily attributable to a $1.7 million increase in personnel-related expenses as we continued to add headcount, and a $1.1 million increase in facilities and other costs related to increases in headcount. As of June 30, 2015, we had 128 employees dedicated to general and administrative as compared to 88 employees as of June 30, 2014.

General and administrative expense increased $6.0 million, or 75%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in general and administrative expense was primarily attributable to a $2.8 million increase in personnel-related expenses as we continued to add headcount, a $1.6 million increase in legal and other professional services, and a $1.6 million increase in facilities and other costs related to increases in headcount.

Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$(415)	$(11)	$404	(97)%	$(838)	$(11)	$827	(99)%

There was no material change in the fair value of the contingent consideration during the three and six months ended June 30, 2015 because the value of the contingent consideration as of December 31, 2014 and June 30, 2015 was immaterial.

Other Income (Expense) and Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Change in fair value of preferred stock warrant	$81	$125	$44	54%	$59	$(25)	$(84)	(142)%
Interest income	—	3	3	100%	—	6	6	100%
Interest expense	(5)	(266)	(261)	5220%	(25)	(283)	(258)	1032%
Other income (expense), net	21	(53)	(74)	(352)%	26	(92)	(118)	(454)%
Provision for income taxes	29	62	33	114%	63	68	5	8%

The changes in the fair value of the preferred stock warrant, interest income, other income (expense), net, and the provision for income taxes in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were not significant. The increase in interest expense during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2015 was primarily due to interest on the financing obligation associated with the build-to-suit lease arrangement. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table shows cash, net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2014	2015
	(in thousands)
Cash and cash equivalents	$47,636	$106,846
Cash used in operating activities	(8,441)	(9,426)
Cash used in investing activities	(3,020)	(8,743)
Cash provided by financing activities	49,549	90,413

From our incorporation in 2004 and until the completion of our initial public offering, we financed our operations and capital expenditures primarily through private sales of preferred stock. In June, 2015, we completed our initial public offering in which we sold 7,150,000 shares of our Class A common stock at a public offering price of $14.00 per share, resulting in aggregate proceeds of approximately $93.1 million, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $4.0 million.  Cash and cash equivalents consist of cash on deposit and money market funds. As of December 31, 2014 and June 30, 2015, we had cash and cash equivalents of $34.7 million and $106.8 million, respectively.

In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20.0 million for working capital and general business requirements. Borrowings under our loan agreement are available based on a percentage of our monthly recurring revenue for the prior months. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate plus 0.5%, or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. There are no prepayment penalties if we repay principal and interest prior to maturity. The credit facility is secured by substantially all of our corporate assets. We also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual property. We are also subject to certain reporting and financial performance covenants, which require us to meet certain revenue targets. We did not draw down any amounts under the loan agreement during the six months ended June 30, 2015.

We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.

Operating Activities

During the six months ended June 30, 2015, operating activities used $9.4 million, primarily as a result of our net loss of $16.7 million, partially offset by $6.1 million of non-cash charges, primarily consisting of $2.8 million of depreciation and amortization expense, and $3.0 million of stock-based compensation expense, and a $1.2 million net increase in our operating assets and liabilities. The increase in our net operating assets and liabilities was primarily a result of a $1.8 million increase in accrued expenses and other current liabilities, which was primarily due to the increase in headcount and the timing of payments to our vendors, a $0.3 million increase in deferred revenue due to higher subscription and services revenue, and a $0.3 decrease in prepaid expenses and other current assets due to timing of payments to our vendors, which was partially offset by a $1.5 million increase in accounts receivable resulting primarily from higher payments revenue.

During the six months ended June 30, 2014, operating activities used $8.4 million, primarily as a result of our net loss of $10.4 million, partially offset by $2.3 million of non-cash charges, primarily consisting of depreciation and amortization expense.

Investing Activities

During the six months ended June 30, 2015, investing activities used $8.7 million, primarily as a result of purchases of property and equipment of $6.5 million and cash paid to acquire a business of $3.0 million.

During the six months ended June 30, 2014, investing activities used $3.0 million, primarily as a result of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2015, net cash provided by financing activities was $90.4 million, consisting of $93.1 million in proceeds from our initial public offering, partially offset by $2.6 million in payments of deferred offering costs.

During the six months ended June 30, 2014, financing activities provided $49.5 million, primarily from proceeds of $49.9 million from the issuance of our Series G redeemable convertible preferred stock.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under non-cancelable operating leases for our office space in San Luis Obispo, California. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2015, there were no significant changes to our contractual obligations and commitments.

Off Balance Sheet Arrangements

As of December 31, 2014 and June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015 as compared to the critical accounting policies and estimates described in our final prospectus filed with the SEC on June 19, 2015 pursuant to Rule 424(b) of the Securities Act relating to our Registration Statement on Form S-1 (File No. 333-204068).

Recently Issued and Adopted Accounting Pronouncements

See Note 1 – “Summary of Business and Significant Accounting Policies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pounds Sterling, the Euro and Australian Dollar, which are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Interest Rate Risk

Our cash and cash equivalents consist of cash on deposit and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange

Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We may in the future receive claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our subscribers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk.  You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes, before making a decision to invest in our Class A common stock.  Any of the following risks could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our Class A common stock to decline, which would cause you to lose all or part of your investment.

Risks Related to Our Business

We have a history of losses, and our revenue growth rate may not sustain the levels experienced in recent years.  As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have incurred a net loss in each year since our inception, including a net loss of $16.2 million and $24.6 million in the years ended December 31, 2013 and 2014, respectively, and $10.4 million and $16.7 million in the six months ended June 30, 2014 and 2015, respectively.  For the year ended December 31, 2014 and the six months ended June 30, 2015, our Adjusted EBITDA was negative $18.8 million and negative $10.4 million, respectively.  For the years ended December 31, 2013 and 2014, our revenue was $48.7 million and $70.0 million, respectively, representing a 44% growth rate.  For the six months ended June 30, 2014 and 2015, our revenue was $32.2 million and $47.0 million, respectively, representing a 46% growth rate.  In future years, our revenue growth rate may not sustain the levels reflected by our past performance.  We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods.  We expect to continue to expend substantial financial and other resources on:

•

developing our platform, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability and security of our platform;

•	expenses related to international expansion in an effort to increase our subscriber base;
•	improving our technology infrastructure and hiring additional employees for our sales, operations and customer support teams;
•	strategic acquisitions;
•	sales and marketing expenses, including a significant expansion of our direct sales organization; and
•	general and administrative expenses, including legal, accounting and other expenses related to being a public company.

These investments may not result in increased revenue or growth of our business.  If we fail to continue to grow our revenue, our operating results and business will be harmed.

We derive, and expect to continue to derive, a majority of our revenue and cash flows from our integrated cloud-based business management software and payments platform for the wellness services industry.  If we fail to adapt this platform to changing market dynamics and subscriber preferences or to achieve increased market acceptance of our platform, our business, results of operations, financial condition and growth prospects would be adversely affected.

We derive, and expect to continue to derive, a majority of our revenue and cash flows from our integrated cloud-based business management software and payments platform for the wellness services industry.  As such, market acceptance of this platform is critical to our success.  Demand for our platform is affected by a number of factors, many of which are beyond our control, such as the timing of development and release of new products, features and functionality by our competitors, technological change and growth or contraction in our addressable market.  If we are unable to meet the demands of our subscribers for products and services that meet their business needs and are easy to use and deploy, our ability to achieve widespread market acceptance of our platform will be undermined, and our business, results of operations, financial condition and growth prospects will be adversely affected.

Our business depends substantially on our subscribers renewing their subscriptions to our platform.  Any decline in the rate at which subscribers renew their subscriptions would harm our future operating results.

The vast majority of our subscription revenue is derived from subscriptions to our platform that have monthly terms.  For us to maintain or improve our operating results, it is important that our subscribers renew their subscriptions each month.  In the past few years, we have expanded our platform beyond our core cloud-based business management software with the introduction of Connect and Connect Workplace, and in January 2015, we introduced a new tiered pricing model for our subscriptions.  While significant planning has gone into the expansion of our platform and the revisions to our pricing model, these changes may adversely impact our ability to accurately predict the rate at which subscribers will renew their subscriptions, which may decline or fluctuate as a result of a number of factors, including our subscribers’ satisfaction with our platform, our customer support, our prices, the prices of competing software systems, system uptime, network performance, data breaches, mergers and acquisitions affecting our subscriber base, the effects of global economic conditions and reductions in our subscribers’ spending levels.  If our subscribers do not renew their subscriptions or shift to less expensive software subscriptions, our revenue may decline and we may not realize improved operating results from our subscriber base.

If we are not able to enhance our platform to achieve market acceptance and keep pace with technological developments, our business would be harmed.

Our ability to attract new subscribers and increase revenue from existing subscribers depends in large part on our ability to enhance and improve our existing platform and to introduce new products and services, including products and services designed for a mobile user environment.  To grow our business, we must develop products and services that reflect the changing nature of business management software and expand beyond our core scheduling and point-of-sale functionality to other areas of managing relationships with our subscribers, as well as their relationships with consumers.  For example, in 2013, we expanded our platform to include Connect, and in 2015, we introduced Connect Workplace and began providing automated marketing functionality with our higher-priced subscriptions.  The success of these and any other enhancements to our platform depends on several factors, including timely completion, adequate quality testing and sufficient demand.  Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the market acceptance necessary to generate sufficient revenue.  If we are unable to successfully develop new products or services, enhance our existing platform to meet subscriber requirements or otherwise gain market acceptance, our business and operating results will be harmed.

In addition, because our platform is available over the Internet, we need to continuously modify and enhance our platform to keep pace with changes in Internet-related hardware, software, communications and database technologies and standards.  If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our platform may become less marketable, less competitive, or obsolete, and our operating results will be harmed.  If new technologies emerge that are able to deliver competitive products and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete.  Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to continuously modify and enhance our products and services to adapt to changes and innovation in these technologies.  Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform.  If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable, less competitive or obsolete, and our operating results may be adversely affected.

Our payments platform is a core element of our business, and any failure to grow and develop our payment processing activities, or to anticipate changes in consumer behavior, could materially and adversely affect our business and financial results.

Our payments platform is a core element of our business.  For the years ended December 31, 2013 and 2014, our payments platform generated 35% and 37% of our total revenue, respectively.  For the six months ended June 30, 2014 and 2015, our payments platform generated 38% and 37% of our total revenue, respectively.  Our future success depends in large part on the continued growth and development of our payment processing activities.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.

The continued growth and development of our payment processing activities will depend on our ability to anticipate and adapt to changes in consumer behavior.  For example, consumer behavior may change regarding the use of credit card transactions, including the relative increased use of cash, crypto-currencies, other emerging or alternative payment methods and credit card systems that we or our processing partners do not adequately support or that do not provide adequate commissions to Independent Sales Organizations such as us.  Any failure to timely integrate emerging payment methods (e.g. ApplePay or Bitcoin) into our software, anticipate consumer behavior changes, or contract with processing partners that support such emerging payment technologies could cause us to lose traction among our subscribers, resulting in a corresponding loss of revenue, in the event such methods become popular among their consumers.

Our payment processing platform is subject to United States and international rules and regulations, many of which are still developing.  If we fail to comply with such rules and regulations or if new laws, rules or practices applicable to payment systems restrict our ability to collect fees from our payment processing platform, our financial results could be materially and adversely effected.

Payments processing is subject to extensive regulation in the United States and other countries where we operate, and presents a wide range of risks.  We may encounter increased regulatory scrutiny and new regulatory compliance requirements brought about by evolving laws, rules and regulations.  Our payment processing activities are subject to price controls within the United States and other countries, and may be subject to an increase of price controls, including controls limiting the amount we are allowed to charge subscribers for processing credit card and debit card transactions.  Certain countries limit the ability of foreign payment companies like us to conduct processing activities, and restrict the transfer of funds out of such countries.  Changes in the laws, rules or practices applicable to payment systems such as VISA, MasterCard or American Express, including changes resulting in increased costs that we or our subscribers must pay, may force changes to our payments platform that could adversely affect our business.

If we incur an actual or perceived breach to our payment processing platform, we may incur significant liabilities and our brand and reputation may be damaged.

We may suffer an attack on our payments platform that results in a breach of consumer cardholder data.  We maintain payment information for tens of millions of consumers on our payments platform, and we are a potential target for hackers and other parties attempting to steal credit card data via cyber-attacks or other means.  As we increase our consumer base and our brand becomes more widely known and recognized, we may become more of a target for these malicious third parties.  If we experience any actual or perceived data breach as a result of third-party actions, employee negligence or error, or malfeasance, whether or not resulting in the unauthorized acquisition of or access to cardholder data, we could incur significant liability, our business may suffer and our brand and reputation may be damaged.  We could be required to pay extensive fines and costs related to any such data breach, including costs incurred to replace credit cards and cardholder information and provide security monitoring services, and we could lose future sales and subscribers, any of which could harm our business and operating results.  Such fines and costs could become due in one or two business days following such breach and exceed the amount of cash available to us, thereby impacting our ability to operate our business.  In addition, a data breach or failure to comply with rules or regulations of payment systems could also result in the termination of our status as a registered Independent Sales Organization / Merchant Service Provider, thereby dramatically impairing our ability to continue doing business in the payments industry.

We are subject to risks related to our reliance on third-party processing partners to perform our payment processing services.

We depend on our third-party processing partners to perform payment processing services, which generate almost all of our payments revenue.  Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business.  A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our subscribers, including losses caused by chargebacks and subscriber fraud.  Thus, in the event of a significant loss by our processing partners, we may be required to pay-out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts.  A contractual dispute with our processing partners could adversely impact our revenue.  Certain contracts may expire or be terminated, and we may not be able to replicate the associated revenue through a new processing partner relationship for a considerable period of time.  In addition, the failure of any third-party processing partner to provide accurate and timely reporting could adversely impact our ability to report accurate and timely revenue in accordance with GAAP.

We expect to initiate new third-party payment relationships or migrate to other third-party payment partners in the future.  The initiation of these relationships and the transition from one relationship to another would require significant time and resources.  New third-party payment processing relationships may not be as effective, efficient or well received by subscribers and their consumers, nor is there any assurance that we will be able to reach an agreement with such processing partners.  Our contracts with such processing partners may be less lucrative.  For instance, we may be required to pay more for payment processing or receive a less favorable revenue arrangement from our payment processing partners.  We may also experience the termination of revenue streams due to such migrations.

We may undertake to directly perform certain payment processing services and expand the scope of payment processing services we provide, which may require a significant investment of time and resources, and expand our exposure to potential liabilities.

In the future, we may undertake to directly perform certain payment processing services that we currently depend upon our processing partners to perform, expand the scope of payment processing services we provide, offer additional payment processing services or otherwise undertake additional responsibilities and liabilities related to such payment processing services.  For example, in the future, we may undertake to act as a registered payment facilitator or payment service provider of the payment systems, providing merchants with a suite of services, including payment processing and funding and accepting payments as the merchant of record on behalf of other merchants.  Any of these endeavors would require a significant investment of time and effective management of resources before presenting any potential upside for us, and may dramatically expand the scope of our potential contractual liability or exposure in the event of a lawsuit.  Further, we may fail to effectively execute in performing such an expansion of services.

If our network or computer systems are breached or unauthorized access to subscriber or consumer data is otherwise obtained, our platform may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, and we may incur significant liabilities.

Use of our platform involves the storage, transmission and processing of our subscribers’ proprietary data, including personal or identifying information regarding their consumers or employees.  Unauthorized access to or security breaches of our platform could result in the loss of data, loss of intellectual property or trade secrets, loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation.  For example, if our platform is breached in a way that constitutes a violation of HIPAA, we could face costs for remediation, criminal penalties, and/or monetary penalties up to $1.5 million per year for violations of an identical provision of the law.

If any unauthorized access to our systems or data or any other security breach occurs, or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired.  If subscribers believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the Internet, our business will be harmed.  Subscribers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.  Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.  Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability.  Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.  We may also experience security breaches that may remain undetected for extended periods of time.

Because data security is a critical competitive factor in our industry, we make statements in our privacy policies and terms of service, through our certifications to privacy standards, and in our marketing materials, describing the security of our platform, including descriptions of certain security measures we employ.  Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local or foreign regulators and private litigants.

Because our platform can be used to collect and store personal information, domestic and international privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our platform.

Personal privacy and data security are significant issues in the United States, Europe and many other jurisdictions where we offer our platform.  The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.  The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and the Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to enforce regulations related to the online collection, use and dissemination of personally identifiable information and other data.  Some of these requirements include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers.  Even though we may have contractual protections with our service providers, notifications related to a security breach could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers.

Further, many foreign countries and governmental bodies, including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction.  These laws and regulations often are more restrictive than those in the United States.  Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses.  We certify adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and comply with the U.S.-EU and U.S.-

Swiss Safe Harbor Frameworks.  However, it is not clear whether or for how long applicable data protection authorities in the European Union will continue to recognize such certification as a valid method of compliance with restrictions set forth in EU data protection legislation restricting the transfer of data outside of the European Economic Area.  Such uncertainty has increased as a result of a vote by the EU Parliament to suspend the Safe Harbor.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.  Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our subscribers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our subscriber base and increase our revenue.  New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations.  In view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.  Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.  We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.  Any of these developments could harm our business, financial condition and results of operations.  Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our subscribers may limit the use and adoption of, and reduce the overall demand for, our platform.  Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

We are subject to a number of legal requirements, industry standards and contractual obligations regarding security, data protection, and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

As a service provider to our subscribers, we must comply with a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data.  For example, our solutions must conform, in certain circumstances, to requirements set forth in HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder, which collectively govern the privacy and security of protected health information.  Through the provision of online scheduling services to certain of our clients, we may collect, access, use, maintain and transmit protected health information in ways that may be subject to certain of these laws and regulations.  Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

HIPAA applies to covered entities (e.g., health plans, health care clearinghouses and most health care providers) and to “business associates” of covered entities, which include individuals and entities that provide services for or on behalf of covered entities pursuant to which the service providers may access protected health information, as well as subcontractors of business associates who may access such information.  We are a subcontractor to certain business associates of covered entities.  Under the current HIPAA regulations promulgated by the United States Department of Health and Human Services, if we experience a breach of patient information, the liability rules for business associates and business associates’ subcontractors could result in substantial financial and reputational harm to our business.

The Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule, and the Security Standards for the Protection of Electronic Protected Health Information, or Security Rule, which jointly govern the privacy and security of protected health information, could significantly affect our business.  The Privacy Rule and the Security Rule require the development and implementation of policies, procedures and contracts to assure compliance.  We have implemented certain compliance measures, but we may be required to make additional modifications or to document and implement additional policies and procedures to comply with evolving HIPAA rules and our subscribers’ business associate agreements with us.  We may also be required to perform periodic audits and refinements as required by HIPAA and our subscribers’ business associate agreements with us.

Additionally, because we process a significant portion of our payments through debit or credit cards and enable our subscribers to engage in payments through our service, we are contractually required to maintain Payment Card Industry Data Security Standard, or PCI DSS, compliance as part of our information security program.  We also may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection.  We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data.  If we cannot comply with or if we incur a violation of any of these regulations or requirements, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations, breach of contracts with our payment processors, or our growth could be adversely impacted, either of which could have an adverse effect on our reputation, business, financial condition and operating results.

The market for business management software is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for business management software for the wellness services industry is fragmented and rapidly evolving, with relatively low barriers to entry.  We face competition from in-house software systems, smaller companies offering alternative SaaS applications and traditional paper-based methods.  Our competitors vary in size and in the breadth and scope of the products and services they offer.  In addition, there are a number of companies that are not currently direct competitors but that could in the future shift their focus to the wellness services industry and offer competing products and services.  Some of these companies, such as Intuit and Square, have or may in the future acquire greater financial and other resources than we do and could bundle competing products and services with their other offerings or offer such products and services at lower prices as part of a larger sale.  There is also a risk that certain of our current business partners could terminate their relationships with us and use the insights they have gained from partnering with us to introduce their own competing products.  Many of our current and potential competitors have greater name recognition, established marketing relationships, access to larger customer bases and pre-existing relationships with customers, consultants, system integrators and resellers.  Additionally, some potential subscribers in the wellness services industry, particularly large organizations, have elected, and may in the future elect, to develop their own business management software.  Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them.

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.  With the introduction of new technologies, the evolution of our platform and new market entrants, we expect competition to intensify in the future.  Pricing pressures and increased competition generally could result in reduced sales, reduced margins, increased churn, reduced subscriber retention, further losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business.  For all of these reasons, we may fail to compete successfully against our current and future competitors, and if such failure occurs, our business will be harmed.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of our existing and potential subscribers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for its continued performance.  We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial of service attacks, or other security related incidents.  For example, in 2011, we were subject to a denial-of-service attack that rendered our core software inaccessible for several hours.  In addition, from time to time we experience limited periods of server downtime due to server failure or other technical difficulties.  In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, subscriber or consumer data may be permanently lost.  Moreover, our online subscription agreement includes a limited warranty that enables subscribers to be eligible for credits if cumulative service levels over a certain period of time drop below 99.9%.  If we experience significant periods of service downtime in the future, we may be subject to claims by our subscribers against these warranties.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects.

Because our platform is complex, undetected errors, failures, vulnerabilities or bugs may occur, especially when updates are deployed.  Our platform is often used in connection with computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors in or failures of our platform or other aspects of the computing environments.  In addition, deployment of our platform into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities or bugs in our platform.  Despite testing by us, errors, failures, vulnerabilities or bugs may not be found in our platform until after it is deployed to our subscribers or their consumers.  We have discovered, and expect to discover in the future, software errors, failures, vulnerabilities and bugs in our platform, and we anticipate that certain of these errors, failures, vulnerabilities and bugs will only be discovered and remediated after deployment to subscribers.  Real or perceived errors, failures or bugs in our platform could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position or claims by subscribers for losses sustained by them.  In such an event, we may be required, or may choose for subscriber relations or other reasons, to expend additional resources in order to help correct the problem.

We have limited experience with our expanded platform and revised pricing model, which makes it difficult to evaluate our prospects and future operating results.

Although we commenced our business in 2001 and began offering our integrated cloud-based business management software on a subscription basis in 2005, many of the products offered as part of our platform have been recently introduced.  For example, in 2013, we released Connect, and in 2015, we introduced Connect Workplace and began offering automated marketing functionality with our higher-priced subscriptions.  In addition, in January 2015, after careful deliberation, we introduced a new tiered pricing structure for new subscribers.  Given the recent introduction of Connect Workplace and our new tiered pricing structure for new subscribers, their contribution to our total revenue has not been meaningful to our financial results to date.  As we have a limited operating history with our expanded platform and updated pricing structure, our ability to forecast our future operating results and effectively assess our future prospects is subject to a number of uncertainties, including our ability to plan for and model future growth.  Our historical revenue growth should not be considered indicative of our future performance.  Further, in future periods, our revenue could decline for a number of reasons, including any further changes in our pricing structure, any reduction in demand for our platform, including our payments platform, decrease in payments processing volume, increase in competition, contraction of our overall market, or our failure, for any reason, to capitalize on growth opportunities.  We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein.  If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Failure to effectively expand our sales capabilities could harm our ability to increase our subscriber base and achieve broader market acceptance of our platform.

Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our online marketing efforts and on our direct sales force to obtain new subscribers.  From December 31, 2013 to June 30, 2015, our sales and marketing organizations increased from 318 to 411 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  Because we do not have a long history of expanding our sales force, we cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  In addition, in January 2015, we introduced a new tiered pricing model for new subscribers.  While we believe these changes are reasonable, there is a risk that these changes may impact the ability of our sales professionals to sell subscriptions to our platform.  If our sales expansion efforts do not generate a significant increase in revenue, or if our sales team is unable to increase sales based on our new pricing model, our business and future growth prospects could be harmed.

Even if the market for our platform grows as expected, our ability to achieve long-term revenue growth will primarily depend on our ability to sell subscriptions to a large number of new small and medium-sized businesses on a consistent basis and in a cost-effective manner, with each sale constituting only a small portion of our overall revenue.

The market for our platform is highly fragmented.  As a result, even if this market grows as expected, our ability to achieve long-term revenue growth will largely depend on our sales team’s ability to sell subscriptions to a large number of new small and medium-sized businesses on a consistent basis, with each sale constituting only a small portion of our overall revenue.  To achieve this type of subscriber growth in a cost-effective manner, it is crucial that our platform is easy to use and implement without the need for excessive post-sale customer support.  If we are unable to sell a large volume of subscriptions on a consistent basis, or if we are forced to incur excessive costs to provide post-sale customer support, our business, results of operations, financial condition and growth prospects will be adversely affected.

Any failure to offer high-quality customer support may adversely affect our relationships with our subscribers and our financial results.

In deploying and using our platform, our subscribers depend on our 24/7 customer support team to resolve complex technical and operational issues, including ensuring that our platform is implemented in a manner that integrates with a variety of third-party platforms, including Apple Pay and QuickBooks.  We may be unable to respond quickly enough to accommodate short-term increases in subscriber demand for customer support.  We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in customer support services provided by our competitors.  Increased subscriber demand for customer support, without corresponding revenue, could increase costs and adversely affect our operating results.  Our sales are highly dependent on our business reputation and on positive recommendations from our existing subscribers.  Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation and brand, our ability to sell our platform to existing and prospective subscribers, our business, operating results and financial position.

Our quarterly results may fluctuate for various reasons, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control.  If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our Class A common stock could decline substantially.  Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new subscribers, retain and increase sales to existing subscribers and satisfy our subscribers’ requirements;
•	the volume of transactions processed on our payments platform;
•	the number of new employees added;
•	the rate of expansion and productivity of our sales force;
•	the entrance of new competitors in our market, whether by established companies or new companies;
•	changes in our or our competitors’ pricing policies;
•	the amount and timing of operating costs and capital expenditures related to the expansion of our business, including our sales force;
•	new products, features or functionalities introduced by our competitors;
•	significant security breaches, technical difficulties or interruptions to our platform;
•	the timing of payments by subscribers and other payment processing partners and payment defaults by subscribers or other payment processing partners;
•

general economic conditions that may adversely affect either our subscribers’ ability or willingness to purchase additional subscriptions, delay a prospective subscriber’s purchasing decision, reduce the value of new subscription contracts or affect subscriber retention;

•	changes in the relative and absolute levels of customer support we provide;
•	changes in foreign currency exchange rates;
•	extraordinary expenses such as litigation or other dispute-related settlement payments;
•	the impact of new accounting pronouncements; and
•	the timing of the grant or vesting of equity awards to employees.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our revenue, operating results and cash flows to vary widely.  As such, we believe that quarter-to-quarter comparisons of our revenue, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

We have experienced rapid growth in recent periods.  If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our operations and employee headcount.  In particular, we grew from 806 employees as of December 31, 2013 to 1,196 employees as of June 30, 2015, and have also significantly increased the size of our subscriber base.  You should not consider our recent growth in revenue as indicative of our future performance.  However, we anticipate that we will significantly expand our operations and employee headcount in the near term, both domestically and internationally, particularly with respect to our sales force.  This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure.  Our success will depend in part on our ability to manage this growth effectively.  To manage the expected growth of our operations and personnel, we will need to scale our technology infrastructure and continue to improve our operational, financial and management controls, and our reporting systems and procedures.  Failure to effectively manage growth could result in difficulty or delays in onboarding new subscribers, declines in quality or subscriber satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties.  Any of these difficulties could adversely impact our business performance and operating results.

If we fail to effectively manage our growth in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.

We have experienced and may continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational and financial resources.  For example, our headcount has grown from 806 employees as of December 31, 2013 to 1,196 employees as of June 30, 2015.  In addition, since our inception in 2001, we have established subsidiaries in the United Kingdom and Australia.  We plan to expand our international operations into other countries in the future, and such expansion may increase the risk that we over hire or over compensate our employees or fail to effectively integrate our rapidly expanding employee base into our organization.  We have also experienced significant growth in the number of subscribers, consumers, transactions and data that our platform and our associated hosting infrastructure support.  We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining the core values of our corporate culture that have been critical to our growth so far.  We believe that our corporate culture fosters innovation, creativity and teamwork.  However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of such culture, and the failure to do so could adversely impact our ability to retain and attract the kind of employees necessary for our future success.  If we are unable to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could adversely affect our brand and reputation and harm our ability to retain and attract subscribers.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees, including our two founders, Richard L. Stollmeyer, our President and Chief Executive Officer, and Robert Murphy, our Chief Operating Officer.  We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations.  From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.  We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time.  The loss of one or more of our executive officers, especially our two founders or other key employees, could have an adverse effect on our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel, particularly sales professionals and engineers experienced in designing and developing software and SaaS applications.  Competition for these personnel in the locations where we maintain offices is intense, especially in the San Luis Obispo area, where our headquarters is located, due in part to the relatively close proximity to the San Francisco Bay Area.  We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications.  In some cases, we have recruited employees from the San Francisco Bay Area and other regions with a greater supply of sales and engineering talent, and in such cases, we have sometimes found it necessary to offer compensation packages that were larger than would have been necessary if no relocation had been required.  Many of the companies with which we compete for experienced personnel have greater resources than we have and are located in areas in which sales and engineering talent is more readily available.  If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.  In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment.  If the perceived value of our equity awards declines, our ability to recruit and retain highly skilled employees may be adversely impacted.  If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

We do not have the history with our subscription or pricing models necessary to accurately predict optimal pricing necessary to attract new subscribers and retain existing subscribers.

We have limited experience with respect to determining the optimal prices for our platform.  In January 2015, we introduced changes to our pricing model for new subscribers, and in the future we expect to make further changes to our pricing model from time to time.  As the market for our platform matures, or as competitors introduce new products or services that compete with ours, we may be unable to attract new subscribers at the same price or based on the same pricing models that we have used historically.  Moreover, we have limited experience selling subscriptions to larger organizations, which may demand substantial price concessions.  As a result, in the future, we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.

If we are not able to maintain and enhance our brand, our business, operating results, and financial condition may be adversely affected.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining business management software company serving the wellness services industry is critical to our relationship with our existing subscribers and to our ability to attract new subscribers.  The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our platform from competitive products and services.

The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we seek to expand our platform.  To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur.  If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose subscribers or fail to attract potential subscribers, all of which would adversely affect our business, results of operations and financial condition.

Our financial results may fluctuate due to increasing variability in our sales cycles.

We plan our expenses based on certain assumptions about the length and variability of our sales cycle.  These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing subscribers, many of whom to date have been small to medium-sized organizations.  If we expand the focus of our sales efforts to larger organizations, our sales cycle could lengthen and become less predictable.  Other factors that may influence the length and variability of our sales cycle include:

•	our pricing terms, which were updated in January 2015 and will continue to vary over time;
•	the need to educate prospective subscribers about the uses and benefits of our platform;
•	the discretionary nature of purchasing and budget cycles and decisions;
•	the competitive nature of evaluation and purchasing processes;
•	evolving functionality demands;
•	announcements or planned introductions of new products, features or functionality by us or our competitors; and
•	lengthy purchasing approval processes, particularly among larger organizations.

If we are unable to close one or more expected significant transactions with subscribers in a particular period, or if one or more expected transactions are delayed until a subsequent period, our operating results for that period, and for any future periods in which revenue from such transactions would otherwise have been recognized, may be adversely affected.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and adversely affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our subscribers.  The revenue growth and potential profitability of our business depend on demand for business management software generally and for business management software serving the wellness services industry in particular.  Historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions.  The adverse impact of economic downturns may be particularly acute among small and medium-sized businesses, which comprise the vast majority of our subscriber base.  If economic conditions deteriorate, our current and prospective subscribers may elect to decrease their information technology budgets, which would limit our ability to grow our business and adversely affect our operating results.

The market for our integrated cloud-based business management software and payments platform is new and unproven and may not grow.

Our addressable market consists primarily of millions of small and medium-sized businesses in the wellness services industry, including businesses that offer yoga, Pilates, barre, indoor cycling, personal training, strength conditioning, martial arts and dance exercise, as well as spas, salons, music instruction studios, dance studios, children’s activity centers and integrative health centers.  It is difficult to predict adoption and renewal rates, demand for our platform, the growth of this market, the entry of competitive products or services or the success of existing competitive products or services.  Any expansion in this market depends on a number of factors, including the cost, performance and perceived value associated with our platform.  You should consider our business and prospects in light of the risks and difficulties we encounter in this new and unproven market.

Expanding the focus of our sales efforts to include larger organizations could result in higher costs and longer and more unpredictable sales cycles.

In the future, we may expand the focus of our sales efforts to include larger organizations, which we believe would result in higher costs and longer and more unpredictable sales cycles.  With larger organizations, the decision to subscribe to our platform may require the approval of more technical personnel and management levels within a potential subscriber’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential subscribers.  In addition, larger organizations may demand more features and integration and customer support services.  We have limited experience in developing and managing sales strategies for larger organizations and in successfully onboarding larger organizations as new subscribers.  As a result of these factors, these sales opportunities may not prove to be successful or may require us to devote greater research and development, sales, customer support and professional services resources to individual subscribers, resulting in increased costs and reduced profitability, and will likely lengthen our typical sales cycle, which could strain our resources.  Moreover, these larger transactions may require us to delay recognizing the associated revenue we derive from these subscribers until any technical or implementation requirements have been met, and larger subscribers may demand discounts to the prices they pay for our platform.  If we are unsuccessful expanding sales to larger organizations, our business and results of operations could be adversely affected.

Our future performance depends in part on support from our partner ecosystem.

We depend on our partner ecosystem to create apps that will integrate with our platform.  This presents certain risks to our business, including:

•

these apps may not meet the same quality standards that we apply to our own development efforts, and to the extent they contain bugs or defects, they may create disruptions in our subscribers’ use of our platform or adversely affect our brand;

•

we do not currently provide substantive support for software apps developed by our partner ecosystem, and users may be left without adequate support and potentially cease using our platform if our partners do not provide adequate support for these apps;

•	our partners may not possess the appropriate intellectual property rights to develop and share their apps;
•	our relationship with our partners may change, which could adversely affect our revenue; and
•	some of our partners may use the insight they gain from integrating with our software and from information publicly available to develop competing products or product features.

The number of actual consumers using our platform may be lower than the number we have estimated.

We estimate that over 25.6 million active consumers used our platform in the two years ended June 30, 2015.  While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline.

Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.

In each of the years ended December 31, 2013 and 2014, we derived 14% and 16% of our revenue from subscribers located outside of the United States, respectively.  In the six months ended June 30, 2014 and 2015, we derived 15% and 16% of our revenue from subscribers located outside of the United States, respectively.  We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.

Our international operations subject us to a variety of additional risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
•	longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;
•	increased financial accounting and reporting burdens and complexities;
•	requirements or preferences for domestic products;
•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
•	economic conditions in each country or region and general economic uncertainty around the world;
•	compliance with foreign privacy and security laws and regulations and the risks and costs of non-compliance;
•

compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our platform in certain foreign markets, and the risks and costs of non-compliance;

•

heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial results and result in restatements of our consolidated financial statements;

•	fluctuations in currency exchange rates and related effect on our operating results;
•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;
•	communication and integration problems related to entering new markets with different languages, cultures and political systems;
•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•	the need for localized software and licensing programs;
•	the need for localized language support;
•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and
•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.

Any of these risks could adversely affect our international operations, reduce our international revenue or increase our operating costs, adversely affecting our business, operating results, financial condition and growth prospects.

Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business in foreign jurisdictions.  We may be unable to keep current with changes in government requirements as they change from time to time.  Failure to comply with these regulations could have adverse effects on our business.  In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us.  Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies.  Violations of laws or key control policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of our platform and services and could adversely affect our business and results of operations.

If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.

The market for SaaS business management software is less mature than the market for on-premise business software, and the adoption rate of SaaS business management software may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable software solutions.  Our success will depend to a substantial extent on the widespread adoption of SaaS business management software in general and for the wellness services industry in particular.  Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business management software solutions into their businesses.  As a result, such organizations may be reluctant or unwilling to migrate to SaaS-based solutions.  It is difficult to predict subscriber adoption rates and demand for our platform, the future growth rate and size of the SaaS business software market or the entry of competitive solutions.  The expansion of the SaaS business management software market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns.  Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection and use of personal information obtained from consumers and other individuals, or may seek to access information in our possession, either of which may reduce the overall demand for our platform.  If we or other SaaS providers experience data security incidents, loss of subscriber data, disruptions in delivery, or other problems, the market for SaaS business management software, including our platform, may be adversely affected.

If SaaS business management software does not continue to achieve market acceptance, or there is a reduction in demand for SaaS business management software caused by a lack of subscriber acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, our revenue could decrease and our business could be adversely affected.

We are subject to anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities.  Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.  We use third-party representatives to sell our products and services abroad.  In addition, as we increase our international sales and business, we may engage with additional business partners and third-party intermediaries to sell our products and services abroad and to obtain necessary permits, licenses, and other regulatory approvals.  We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities.  We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences.  If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed.  In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.  Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others.  We believe this variability is largely due to our focus on the wellness services industry, as many of our subscribers experience an increase in demand for their services in the first quarter of each year due to their consumers becoming more motivated to pursue health and fitness goals in the new year.  Our rapid growth rate over the last couple years may have made seasonal fluctuations more difficult to detect.  If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

Our business and growth depend in part on the success of our strategic relationships with third parties, including API platform partners, technology partners, payments partners and professional services partners.

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business.  We are highly dependent upon partners for certain critical features and functionality of our platform, including data centers and third-party payment processors supporting our payments platform.  Failure of these or any other technology provider to maintain, support or secure its technology platforms in general, and our integrations in particular, or errors or defects in its technology, could materially and adversely impact our relationship with our subscribers, damage our reputation and brand, and harm our business and operating results. Any loss of the right to use any of this hardware or software could result in delays or difficulties in our ability to provide our platform until equivalent technology is either developed by us or, if available, identified, obtained and integrated.

Identifying, negotiating and documenting relationships with strategic third parties such as API platform partners, payments partners and technology partners requires significant time and resources.  In addition, integrating third-party technology is complex, costly and time-consuming.  Our agreements with partners are typically limited in duration, non-exclusive and do not prohibit them from working with our competitors or from offering competing services.  Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform.  In addition, our partners could develop competing products or services.

If we are unsuccessful in establishing or maintaining our relationships with these strategic third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.  Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

We depend and rely upon SaaS technologies from third parties and on technology systems and electronic communication networks that are supplied and managed by third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and operating results.

We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including sales automation and pipeline management, billing and order management, enterprise resource planning, payroll and financial accounting services.  If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our platform and supporting our subscribers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

Our ability to provide services and solutions to our subscribers also depends on our ability to communicate with our subscribers through the public Internet and electronic networks that are owned and operated by third parties.  In addition, in order to provide services on-demand and promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control.  A severe disruption of one or more of these networks, including as a result of utility or third-party system interruptions, could impair our ability to process information, which could impede our ability to provide services to our subscribers, harm our reputation, result in a loss of subscribers and adversely affect our business and operating results.

We have in the past completed acquisitions, and we may in the future acquire or invest in other companies.  Such acquisitions and investments divert our management’s attention and may in some cases result in additional dilution to our stockholders.  In addition, we may be unable to integrate the acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We have in the past acquired other companies, and we may in the future evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future.  We also may enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures.  In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.  The pursuit of potential acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business, whether or not they are consummated.  Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may be subject to approvals that are beyond our control.  Consequently, these transactions, even if announced, may not be completed.  For one or more of these transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;
•	use cash that we may need in the future to operate our business;
•	incur large charges or substantial liabilities associated with the acquisition;
•	incur acquisition-related costs, which would be recognized as current period expenses;
•	encounter difficulties maintaining relationships with customers and partners of the acquired business;
•	encounter difficulties incorporating acquired technologies and rights into our platform and of maintaining quality and security standards consistent with our reputation and brand;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•

encounter difficulties retaining key employees of the acquired company, integrating diverse software codes or business cultures or coordinating organizations that are geographically diverse and that have different business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry.  Our future success depends in part on not infringing upon the intellectual property rights of others.  From time to time, we may receive claims from third parties, including our competitors that our platform and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights.  We may be unaware of the intellectual property rights of others that may cover some or all of our technology.  Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform, or require that we comply with other unfavorable terms.  We may also be obligated to indemnify our subscribers or business partners in connection with any such litigation and to obtain licenses, modify our platform or refund subscription fees, which could further exhaust our resources.  In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our platform or refunds to subscribers of subscription fees.  Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations.

Our use of “open source” software could adversely affect our ability to sell our platform and subject us to possible litigation.

We use open source software in our platform and expect to continue to use open source software in the future.  We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software.  These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform, any of which would have a negative effect on our business and operating results.  In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our platform or incur additional costs.  Although we have implemented policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with such policies.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property.  We currently have 16 pending patent applications, but there is no guarantee that such applications will result in issued patents.  We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, subscribers, partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights.  Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property.  Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights.  Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our subscribers may become dissatisfied with our platform if they receive negative reviews from consumers using Connect.  In addition, we may face potential liability and expense for legal claims based on the content of such reviews on Connect.

Our subscribers consist of businesses in the wellness services industry, including studios that offer yoga, Pilates, barre, indoor cycling, personal training, strength conditioning, martial arts and dance exercise, as well as spas, salons, music instruction studios, dance studios, children’s activity centers and integrative health centers.  In addition to the business management software we provide to our subscribers, we also offer Connect, which is a consumer-facing app that allows consumers to discover, book and pay for the wellness services offered by our subscribers.  After receiving a service or taking a class booked through Connect, consumers can rate their experience by posting reviews.  If consumers use Connect to post negative reviews regarding our subscribers or their practitioners, our subscribers may become dissatisfied with our platform and cancel their subscriptions or not use Connect to market their services to a broader group of consumers.  In addition, there is a risk that consumers may post comments on the Connect platform that give rise to potential claims against us, including claims by our subscribers or other third parties for defamation, libel, negligence and copyright or trademark infringement.  Any such claims could divert the time and attention of management away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims.  In some instances, we may elect or be compelled to remove reviews or other posted content and may be forced to pay substantial damages.  If the reviews or other content posted by consumers on our Connect platform gives rise to the consequences described above, our business and financial performance could be adversely affected.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financings, loan facilities, financing agreements for software and license maintenance and subscription payments by our subscribers for use of our platform.  We do not know when or if our operations will generate sufficient cash to fund our ongoing operations.  In the future, we intend to continue to make investments to support our business growth, and we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or unforeseen circumstances.  We may not be able to timely secure additional debt or equity financing on favorable terms, or at all.  Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock.  If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our loan agreement contains operating and financial covenants that restrict our business and financing activities.

Borrowings under our loan agreement with Silicon Valley Bank are secured by substantially all of our assets, including our intellectual property.  In addition, borrowings under our loan agreement are made based on a percentage of our monthly recurring revenue for the prior months, up to $20 million.  If our revenue declines, our ability to draw under the loan agreement could be adversely affected.

Our loan agreement also restricts our ability to, among other things:

•	sell or otherwise dispose of our assets;
•	make material changes in our business;
•

enter into a transaction in which stockholders who were not stockholders immediately prior to such transaction own more than 40% of our voting stock after giving effect to such transaction (other than pursuant to an initial public offering and certain other exceptions);

•	consolidate, merge with, or acquire other entities;
•	incur additional indebtedness;
•	create liens on our assets;
•	pay dividends or make other distributions on our capital stock;
•	make investments;
•	enter into transactions with affiliates; and

•	pay off or redeem subordinated indebtedness.

These restrictions are subject to certain exceptions.  In addition, our loan agreement requires us to maintain a certain percentage of our projected revenue.  The operating and financial restrictions and covenants in the loan agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial.  Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement.

The loan agreement also contains customary events of default, subject to cure periods for certain defaults, including, among others, payment defaults, covenant defaults, the occurrence of a material adverse change in our business, defaults relating to certain legal processes affecting our assets or business, insolvency and bankruptcy defaults, cross-defaults to other material indebtedness, material judgment defaults, and material misrepresentations.  Future defaults, if not waived, could cause all of the outstanding indebtedness under our loan agreement to become immediately due and payable and would permit Silicon Valley Bank to terminate all commitments to extend further credit and exercise remedies against the collateral in which we granted Silicon Valley Bank a security interest.

If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all.  This could materially and adversely affect our liquidity and financial condition and our ability to operate and continue our business as a going concern.

We have in the past identified material weaknesses in our internal controls over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.

Prior to our initial public offering in June 2015, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audits of our consolidated financial statements, we identified material weaknesses in the design of our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2012, we discovered two material weaknesses that resulted from (i) a lack of a sufficient number of qualified personnel within our accounting department that possessed an appropriate level of expertise to perform certain accounting functions and (ii) the failure to establish proper access controls to our accounting software and proper controls to review and approve manual journal entries.  In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2013, we discovered a material weakness related to the inadequate design and implementation of controls and procedures with respect to capitalization of development costs for internal use software.  Finally, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2013 and 2014, we identified a material weakness related to the inadequate design and implementation of controls and procedures with respect to the identification of and evaluation of accounting for certain features, including the related fair value computation, and transactions related to our redeemable convertible preferred stock.  Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the years ended December 31, 2013 and 2014 in accordance with the provisions of the JOBS Act.

We believe that we have remediated the material weaknesses from our 2012 audit and the material weakness from our 2013 audit related to capitalization of development costs for internal use software.  Although the material weakness from our 2013 and 2014 audit related to the accounting for certain features of and transactions related to our redeemable convertible preferred stock had not been remediated as of December 31, 2014, all shares of redeemable convertible preferred stock were automatically converted and reclassified into shares of Class B common stock immediately prior to the completion of our initial public offering.  As a result, following the offering, we are no longer subject to the accounting rules that gave rise to the material weakness.  Nevertheless, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future.  If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline.  As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

We face exposure to foreign currency exchange rate fluctuations.

We conduct transactions in currencies other than the U.S. dollar.  While we have primarily transacted with subscribers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions to our platform and expect to significantly expand the number of transactions with subscribers for our platform that are denominated in foreign currencies in the future.  As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.  In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected.

We do not currently maintain a program to hedge transactional exposures in foreign currencies.  However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates.  The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.  Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We may be subject to additional tax liabilities in connection with our operations or due to future legislation, each of which could materially impact our financial position and results of operation.

We are subject to federal and state income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction.  We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable.  Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future.

Significant judgment is required in determining our worldwide provision for income taxes.  We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions.  Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions.  These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals.  If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results.  Further, any changes in the taxation of our activities, including certain proposed changes in U.S. tax laws, may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.  In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period.  Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2014, we had federal and state net operating loss carryforwards, or NOLs, of $58.8 million and $47.4 million, respectively, due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire.  Our federal NOLs begin to expire in the year ending December 31, 2025, and our state NOLs begin to expire in the year ending December 31, 2015.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  Similar rules may apply under state tax laws.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we determine that we did undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code.  Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations.  There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform, and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications.  Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium.  Changes in these laws or regulations could require us to modify our platform in order to comply with these changes.  In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet.  These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based platforms and services such as ours.  In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service.  The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure.  If the use of the Internet is adversely affected by these issues, demand for our platform could decline.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in San Luis Obispo, California, and we operate or utilize data centers that are located in North America.  Key features and functionality of our platform are enabled by third parties that are headquartered in California and operate or utilize data centers in the United States.  Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services and sales activities.  The west coast of the United States contains active earthquake zones.  In addition, the Diablo Canyon nuclear power plant is located a short distance from San Luis Obispo.  In the event of a major earthquake, hurricane or other natural disaster, or a catastrophic event such as a nuclear disaster, fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our app development, lengthy interruptions in our platform, breaches of data security or data integrity and loss of critical data, all of which could have an adverse effect on our future operating results.

We are subject to governmental economic sanctions and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.

As a U.S. company, we are subject to U.S. export control and economic sanctions laws and regulations, and we are required to export our technology, software, products and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations and economic embargo and trade sanction programs administered by the Treasury Department’s Office of Foreign Assets Control. U.S. economic sanctions and export control laws and regulations prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions.  While we are currently taking precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by U.S. sanctions and to ensure that our business management software is not exported or used by countries, governments and persons targeted by U.S. sanctions, such measures may be circumvented.

Furthermore, if we export our technology, hardware or software, the exports may require authorizations, including a license, a license exception or other appropriate government authorization.  Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.  Failure to comply with export control and sanctions regulations for a particular sale may expose us to government investigations and penalties, which could have an adverse effect on our business, operating results and financial condition.

If we are found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us and for individuals, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation for willful and knowing violations, fines of up to $1 million and possible incarceration for those responsible could be imposed against employees and managers.  In addition, we may lose our export or import privileges and suffer reputational harm.

In addition, various countries regulate the import of certain encryption technology, including imposing import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or distribute our platform or could limit our subscribers’ ability to implement our platform in those countries.  Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our subscribers with international operations from deploying our platform globally.  Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential subscribers with international operations.  Any decreased use of our platform or limitation on our ability to export or sell our platform would likely adversely affect our business operations and financial results.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees and directors and their affiliates, which limits your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of June 30, 2015, including our executive officers, employees and directors and their respective affiliates, collectively held approximately 97.8% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock.  These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes.  The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.  If, for example, Messrs. Stollmeyer and Murphy retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future.  In addition, Messrs. Stollmeyer and Murphy hold an irrevocable proxy to vote shares of our Class B common stock held by certain of our stockholders. As board members, Messrs. Stollmeyer and Murphy each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Stollmeyer and Murphy are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors.  Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

•	establishing a classified board of directors whose members serve staggered three-year terms;
•

authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and
•	authorizing two classes of common stock, as discussed above.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by any such stockholder.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

An active trading market for our Class A common stock may never develop or be sustained.

Our Class A common stock is listed on The NASDAQ Global Market under the symbol “MB.” However, we cannot assure you that an active trading market for our Class A common stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained.  Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares of our Class A common stock.

The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.

Prior to our initial public offering, there had been no public market for shares of our Class A common stock.  The market price of our Class A common stock since our initial public offering has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance.  Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of technology securities;
•	changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;
•	sales of shares of our Class A common stock by us or our stockholders;
•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.  This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A substantial number of the outstanding shares of our capital stock are restricted from immediate resale but may be sold in the near future.  The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock.  As of June 30, 2015, we had 39,129,595 shares of our capital stock outstanding.  Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any of our capital stock until December 16, 2015.  Morgan Stanley & Co. LLC, however, on behalf of the underwriters, may permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the end of the lock-up period. As a result of these agreements and the provisions of Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, all shares of our capital stock will be available for sale in the public market beginning on December 16, 2015, subject in some cases to the volume and other restrictions of Rule 144 and our insider trading policy.

Following the expiration of the market standoff and lock-up agreements referred to above, stockholders owning an aggregate of up to 27,543,986 shares of our Class B common stock can require us to register shares of our capital stock owned by them for public sale in the United States.  In addition, we filed a registration statement to register 14,336,324 shares of our capital stock reserved for future issuance under our equity incentive plans.  As a result, subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class B common stock will be available for immediate resale in the United States in the open market.

Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.  These sales also could cause the market price of our Class A common stock to decline and make it more difficult for you to sell shares of our Class A common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the securities exchange on which our common stock is traded and other applicable securities rules and regulations.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.  Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming.  These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment will increase our general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new laws, regulations, and standards are unsuccessful, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may adversely impact our ability to achieve long-term profitability.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards.  However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

As a result of becoming a public company, we will be obligated to implement and maintain proper and effective internal control over financial reporting.  We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering.  This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective.  If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis.  However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act.  To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market or our competitors, or if they adversely change their recommendations regarding our Class A common stock, the market price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors.  If any of the analysts who cover us adversely change their recommendations regarding our Class A common stock or provide more favorable recommendations about our competitors, the market price of our Class A common stock would likely decline.  If any of the analysts who cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price of our Class A common stock and trading volume to decline.

We do not expect to declare any dividends on our Class A common stock in the foreseeable future.

We do not anticipate declaring any cash dividends on our Class A common stock in the foreseeable future.  In addition, our existing loan agreement with Silicon Valley Bank imposes restrictions on our ability to pay dividends.  Consequently, investors may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.  Investors seeking cash dividends should not purchase shares of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

From April 1, 2015 through June 30, 2015, we granted to our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 1,278,000 shares of our common stock under our 2009 Stock Option Plan at an exercise price of $14.496 per share and options to purchase 100,000 shares of our common stock under our 2015 Equity Incentive Plan at an exercise price of $14.00 per share.

From April 1, 2015 through June 30, 2015, we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 12,051 shares of our common stock upon the exercise of options under our 2009 Stock Option Plan at exercise prices ranging from approximately $1.392 to $9.936 per share, for an aggregate exercise price of $56,771.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

On April 6, 2015, we granted to a director an option to purchase an aggregate of 60,000 shares of our common stock under our 2009 Stock Option Plan at an exercise price of $14.496 per share. We believe the offer, sale and issuance of these securities were exempt from registration under the Securities Act by virtue of Regulation D promulgated under Section 4(a)(2) of the Securities Act because the recipient of the securities was an accredited investor.

On June 24, 2015, in connection with the completion of our initial public offering, all 20,454,489 shares of our then-outstanding preferred stock were automatically converted and reclassified into an aggregate of 20,673,680 shares of our Class B common stock.  In addition, all 11,305,355 shares of our then-outstanding common stock were automatically reclassified into an aggregate of 11,305,355 shares of our Class B common stock. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon transfer, subject to limited exceptions. The issuance of such shares was exempt from the registration requirements the Securities Act of 1933, or the Securities Act, pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act.

(b)	Use of Proceeds

On June 18, 2015, the Registration Statement on Form S-1 (File No. 333-204068) for our initial public offering of our Class A common stock was declared effective by the SEC. On June 24, 2015, we closed our initial public offering and sold 7,150,000 shares of our Class A common stock at a public offering price of $14.00 per share for an aggregate offering price of approximately $100.1 million. Upon completion of the sale of the shares of our Class A common stock, our initial public offering terminated.

The underwriters of our initial public offering were Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., and JMP Securities LLC.  We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $7.0 million. In addition, we incurred expenses of approximately $4.0 million which, when added to the underwriting discount, amount to total expenses of approximately $11.0 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $89.1 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 19, 2015 pursuant to Rule 424(b)(4).

(c)	Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINDBODY, INC.

Date: August 6, 2015	By:	/s/ Richard L. Stollmeyer
Richard L. Stollmeyer
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Brett White
Brett White
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated Bylaws of the Registrant.
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-204068	4.1	June 8, 2015
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-204068	10.1	June 8, 2015
10.2+	MINDBODY, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-204068	10.2	June 8, 2015
10.3+	MINDBODY, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-204068	10.3	June 8, 2015
10.4+	MINDBODY, Inc. 2009 Stock Option Plan and related form agreements.	S-1/A	333-204068	10.4	June 8, 2015
10.5+	MINDBODY, Inc. Executive Bonus Plan.	S-1/A	333-204068	10.5	June 8, 2015
10.6+	Employment Agreement between the Registrant and Richard L. Stollmeyer.	S-1/A	333-204068	10.6	June 8, 2015
10.7+	Employment Agreement between the Registrant and Robert Murphy.	S-1/A	333-204068	10.7	June 8, 2015
10.8+	Employment Agreement between the Registrant and Brett White.	S-1/A	333-204068	10.8	June 8, 2015
10.9+	Employment Agreement between the Registrant and Chet Brandenburg.	S-1/A	333-204068	10.9	June 8, 2015
10.10+	Employment Agreement between the Registrant and William Donohue.	S-1/A	333-204068	10.10	June 8, 2015
10.11+	Employment Agreement between the Registrant and Bradford L. Wills.	S-1/A	333-204068	10.11	June 8, 2015
10.12+	Employment Agreement between the Registrant and Kimberly Lytikainen.	S-1/A	333-204068	10.12	June 8, 2015
10.13+	MINDBODY, Inc. Outside Director Compensation Policy.	S-1/A	333-204068	10.17	June 8, 2015
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MINDBODY, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.