Form 10-Q
period 2015-09-30
MINDBODY, Inc.
filed 2015-11-06
CIK 1458962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of October 30, 2015, the registrant had 9,318,767 shares of Class A common stock, and 29,893,035 shares of Class B common stock outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2015	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2014 and 2015	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2015	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
Signatures		58
Exhibit Index		59

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
•

our plans to further invest in and grow our business, including investment in research and development and in the development of our customer support teams, and our ability to effectively manage our growth and associated investments;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MINDBODY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$34,675	$100,110
Accounts receivable, net of allowance for doubtful accounts of $79 and $67 as of December 31, 2014 and September 30, 2015	3,193	6,400
Prepaid expenses and other current assets	2,562	2,556
Total current assets	40,430	109,066
Restricted cash	772	—
Property and equipment, net	28,568	31,999
Intangible assets, net	60	712
Goodwill	1,827	5,396
Other noncurrent assets	1,394	516
TOTAL ASSETS	$73,051	$147,689

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,406	$4,954
Accrued expenses and other liabilities	5,219	8,055
Deferred revenue, current portion	2,396	3,104
Other current liabilities	447	590
Total current liabilities	13,468	16,703

Deferred revenue, noncurrent portion	360	1,456
Deferred rent, noncurrent portion	988	1,208
Financing obligation on leases, noncurrent portion	15,496	15,984
Preferred stock warrant	1,188	—
Other noncurrent liabilities	28	126
Total liabilities	31,528	35,477
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value of $0.000004 per share; 20,542,012 shares authorized, 20,454,489 shares issued and outstanding as of December 31, 2014; aggregate liquidation preference of $117,636 as of December 31, 2014; no shares authorized, issued and outstanding as of September 30, 2015	166,448	—
Stockholders' equity (deficit):
Preferred stock, par value $0.000004 per share; no shares authorized, issued and outstanding as of December 31, 2014; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015	—	—
Common stock, par value $0.000004 per share; 50,000,000 shares authorized, 11,189,360 issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of September 30, 2015	—	—
Class A common stock, par value of $0.000004 per share; no shares authorized, issued and outstanding as of December 31, 2014; 1,000,000,000 shares authorized, 8,555,341 shares issued and outstanding as of September 30, 2015	—	—
Class B common stock, par value of $0.000004 per share; no shares authorized, issued and outstanding as of December 31, 2014; 100,000,000 shares authorized, 30,651,842 shares issued and outstanding as of September 30, 2015	—	—
Additional paid-in capital	—	267,136
Accumulated other comprehensive loss	(132)	(292)
Accumulated deficit	(124,793)	(154,632)
Total stockholders' equity (deficit)	(124,925)	112,212
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$73,051	$147,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Revenue	$17,618	$26,081	$49,842	$73,104
Cost of revenue	8,146	9,596	21,622	27,098
Gross profit	9,472	16,485	28,220	46,006
Operating expenses:
Sales and marketing	8,451	12,389	22,745	33,926
Research and development	4,416	6,012	12,043	16,213
General and administrative	4,777	7,256	12,790	21,298
Change in fair value of contingent consideration	(543)	—	(1,381)	(11)
Total operating expenses	17,101	25,657	46,197	71,426
Loss from operations	(7,629)	(9,172)	(17,977)	(25,420)
Change in fair value of preferred stock warrant	(18)	—	41	(25)
Interest income	—	2	—	8
Interest expense	(21)	(337)	(46)	(620)
Other income (expense), net	(52)	(20)	(26)	(112)
Loss before provision for income taxes	(7,720)	(9,527)	(18,008)	(26,169)
Provision for income taxes	24	101	87	169
Net loss	(7,744)	(9,628)	(18,095)	(26,338)
Accretion of redeemable convertible preferred stock	(3,617)	—	(12,735)	(9,862)
Deemed dividend—preferred stock modification	—	—	—	1,748
Net loss attributable to common stockholders	$(11,361)	$(9,628)	$(30,830)	$(34,452)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(0.25)	$(2.80)	$(1.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	11,025,164	39,181,118	10,996,010	21,976,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net loss	$(7,744)	$(9,628)	$(18,095)	$(26,338)
Other comprehensive loss, net of taxes:
Change in cumulative translation adjustment	(25)	(89)	(23)	(160)
Comprehensive loss	$(7,769)	$(9,717)	$(18,118)	$(26,498)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

						Accumulated
	Redeemable				Additional	Other		Total
	Convertible Preferred Stock		Class A and B Common Stock(1)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2013	16,761,805	$95,224	11,154,388	$—	$—	$(66)	$(81,049)	$(81,115)
Issuance of Series G redeemable convertible preferred stock (net of issuance costs of $130)	3,692,684	49,913	—	—	—	—	—	—
Issuance of common stock for contingent consideration payment	—	—	29,900	—	322	—	—	322
Reclassification of restricted stock award liability to common stock	—	—	—	—	102	—	—	102
Accretion of redeemable convertible preferred stock to redemption value	—	21,311	—	—	(2,173)	—	(19,138)	(21,311)
Stock-based compensation expense	—	—	—	—	1,737	—	—	1,737
Repurchase of common stock from employees	—	—	(2,000)	—	(1)	—	—	(1)
Exercise of stock options	—	—	7,072	—	13	—	—	13
Foreign currency translation adjustment	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(24,606)	(24,606)
Balance as of December 31, 2014	20,454,489	166,448	11,189,360	—	—	(132)	(124,793)	(124,925)
Reclassification of restricted stock award liability to common stock	—	—	—	—	88	—	—	88
Deemed dividend—preferred stock modification	—	(1,748)	—	—	—	—	1,748	1,748
Accretion of redeemable convertible preferred stock to redemption value	—	9,862	—	—	(4,613)	—	(5,249)	(9,862)
Issuance of common stock upon initial public offering, net of offering costs of $4,024	—	—	7,150,000	—	89,069	—	—	89,069
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,454,489)	(174,562)	20,673,680	—	174,562	—	—	174,562
Reclassification of preferred stock warrant liability to equity in connection with initial public offering	—	—	—	—	1,213	—	—	1,213
Stock-based compensation expense	—	—	—	—	5,250	—	—	5,250
Exercise of stock options	—	—	13,961	—	67	—	—	67
Issuance of common stock upon net exercise of warrants	—	—	76,565	—	—	—	—	—
Issuance of stock for business acquisition	—	—	103,617	—	1,500	—	—	1,500
Foreign currency translation adjustment	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	(26,338)	(26,338)
Balance as of September 30, 2015	—	$—	39,207,183	$—	$267,136	$(292)	$(154,632)	$112,212

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

MINDBODY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,095)	$(26,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,370	4,657
Stock-based compensation expense	1,229	5,250
Change in fair value of preferred stock warrant	(41)	25
Change in fair value of contingent consideration	(1,381)	(11)
Other	948	354
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(560)	(3,498)
Prepaid expenses and other current assets	(1,463)	6
Other assets	(200)	138
Accounts payable	714	626
Accrued expenses and other current liabilities	184	2,898
Deferred revenue	477	1,804
Deferred rent	278	220
Net cash used in operating activities	(14,540)	(13,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,855)	(7,989)
Change in restricted cash and deposits	383	788
Acquisition of business	—	(3,000)
Net cash used in investing activities	(4,472)	(10,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering	—	93,093
Repayment on financing and capital lease obligations	(103)	(144)
Payments of deferred offering cost	(113)	(3,262)
Proceeds from issuance of redeemable convertible preferred stock, net	49,913	-
Other	(230)	(6)
Net cash provided by financing activities	49,467	89,681

Effect of exchange rate changes on cash and cash equivalents	(27)	(176)
NET INCREASE IN CASH AND CASH EQUIVALENTS	30,428	65,435
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,545	34,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,973	$100,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	47	66
Cash paid for interest	15	604
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock to redemption value	12,735	9,862
Deemed dividend—preferred stock modification	—	1,748
Conversion of preferred stock warrants to common stock warrants	—	1,213
Unpaid equipment purchases	981	963
Reclassification of restricted stock award liability to common stock	100	—
Property and equipment acquired with financing obligations and leases	8,773	844
Stock issued in business acquisition	—	1,500
Unpaid deferred offering costs	466	118

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

MINDBODY, Inc. (MINDBODY or the Company) was incorporated in California in 2004 and reincorporated in Delaware in March 2015. MINDBODY is headquartered in San Luis Obispo, California and has operations in California, New York, Texas, the United Kingdom, and Australia.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The bank deposits of the Company might, at times, exceed federally insured limits and are generally uninsured and uncollateralized. The Company has not experienced any losses on cash and cash equivalents to date. As of September 30, 2015, one customer represented 19% of the accounts receivable balance. As of December 31, 2014, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue for any of the periods presented in the condensed consolidated statements of operations.

Recently Issued and Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to measurement period adjustments in business combinations. The guidance requires that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company expects to adopt this new standard beginning January 1, 2016. The guidance is not expected to have a material impact on the condensed consolidated financial statements.

In April 2015, the FASB issued authoritative guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. This authoritative guidance applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. The new authoritative guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. The guidance is not expected to have a material impact on the condensed consolidated financial statements.

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

2. FAIR VALUE MEASUREMENTS

The Company measures and reports its cash equivalents and preferred stock warrant at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds. The following table sets forth the fair value of the Company’s financial assets and liabilities re-measured on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$28,036	$—	$—	$28,036
Financial Liabilities:
Contingent consideration related to acquisition(2)	$—	$—	$11	$11
Preferred stock warrant(3)	—	—	1,188	1,188
Total financial liabilities	$—	$—	$1,199	$1,199

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$96,387	$—	$—	$96,387

(1)

The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds. All such assets as of December 31, 2014 and September 30, 2015 were recorded based on Level 1 inputs.

(2)

Contingent consideration related to the Jill’s List acquisition is classified within Level 3 because the liability is valued using significant unobservable inputs. The fair value of contingent consideration as of December 31, 2014 was not material and the fair value as of September 30, 2015 was zero.

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

In connection with the closing of the Company’s IPO on June 24, 2015 and the conversion and reclassification of the underlying preferred stock into Class B common stock, the Company’s warrants to purchase shares of Series C convertible preferred stock were converted and reclassified into warrants to purchase shares of the Company’s Class B common stock. The aggregate fair value of these warrants upon the closing of the IPO was $1,213,000 which was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments.

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

The warrant was valued using a hybrid between a probability-weighted expected return method (PWERM) and option pricing method (OPM), estimating the probability weighted value across multiple scenarios, while using an OPM to estimate the allocation of value within one or more of those scenarios. Management and the board of directors engaged a third-party valuation firm to assist with the valuation of the Level 3 instruments.

The following table sets forth a summary of the changes in the fair value of the Company’s level 3 financial instruments as follows (in thousands):

	Stock Warrant	Contingent Consideration	Total

Balance – January 1, 2015	$1,188	$11	$1,199
Change in fair value	25	(11)	14
Reclassification of preferred stock warrant liabilities to additional paid-in capital in conjunction with the conversion of the convertible preferred stock into common stock upon the closing of the Company’s IPO	(1,213)	—	(1,213)
Balance – September 30, 2015	$—	$—	$—

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three and nine months ended September 30, 2015. As of December 31, 2014 and September 30, 2015, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2014	2015

Computer equipment	$11,590	$12,597
Leasehold improvements	6,121	9,056
Capitalized software costs	1,754	1,879
Office equipment	1,402	2,216
Software licenses	963	1,517
Building, leased	15,583	16,807
Property and equipment – gross	37,413	44,072
Less: accumulated depreciation and amortization	(8,845)	(12,073)
Property and equipment – net	$28,568	$31,999

Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the three months ended September 30, 2014 and 2015 was $947,000 and $1,655,000, respectively. Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the nine months ended September 30, 2014 and 2015 was $2,460,000 and $4,164,000, respectively.

During the three months ended September 30, 2014 and 2015, the Company capitalized software development costs of $16,000 and $47,000, and amortized capitalized software development costs of $363,000 and $76,000, respectively. In the nine months ended September 30, 2014 and 2015, the Company capitalized software development costs of $143,000 and $125,000, and amortized capitalized software development costs of $785,000 and $232,000, respectively. The net book value of capitalized software development costs was $535,000 and $428,000 at December 31, 2014 and September 30, 2015, respectively.

During the year ended December 31, 2013, the Company executed a lease for a new 64,000 square foot office building in San Luis Obispo, California. This facility provides additional capacity to accommodate continued growth, and became operational in the second quarter of 2015. Both the landlord and the Company incurred costs to construct the facility according to the Company’s operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only). During the nine months ended September 30, 2014 and 2015, the landlord incurred building construction costs of $8,676,000 and $855,000, respectively, which the Company has recorded as an asset, with a corresponding construction financing obligation. During April 2015, the Company began to occupy the additional office space. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs included in construction-in-progress for the building was recorded to “Building, Leased” within “Property and equipment, net” and the related financing obligation of $16,309,000 remained recorded as of September 30, 2015. The obligation is being settled through monthly lease payments to the landlord upon completion of the construction, and the asset is being depreciated over the initial term of the lease. The lease has an original term of 15 years and the Company also has an option to extend the term of the lease for three consecutive terms of five years each. The Company is responsible to pay landlord’s insurance costs, real property taxes, and operating expenses related to the premises as additional rent. The Company is also responsible for all tenant improvements and, at inception, was required to deposit $2,533,000 into a restricted account to pay for these improvements. As of December 31, 2014 and September 30, 2015, the remaining balance in the deposit account was $772,000 and zero, respectively.

4. BUSINESS COMBINATION

Fitness Mobile Apps

On February 2, 2015, the Company completed the acquisition of the Fitness Mobile Apps business of Petrol Designs LLC (Fitness Mobile Apps), a privately held technology partner that creates tailored mobile apps for the Company’s subscribers. The Company accounted for the acquisition of Fitness Mobile Apps as a business combination. The Company acquired all of the assets that were used in, or otherwise benefit, the mobile apps business for 103,617 shares of the Company’s common stock with a fair value of $14.476 per share, of which 74,260 shares have been issued and 29,357 shares are held with an escrow agent and will be released on the first anniversary of the closing date, and $3,000,000 in cash, resulting in an aggregate purchase price of $4,500,000. The acquisition also included an obligation to issue up to 207,235 shares of the Company’s common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and continuous employment with the Company. As such, compensation expense is being recorded ratably over the respective service period. The fair value of the Company’s common stock issued for Fitness Mobile Apps was based on the Company’s valuation of its common stock as of February 2, 2015. Given the absence of a public trading market at the time of the acquisition, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. The aggregate enterprise value was determined using a combination of the income approach and two market approaches in order to estimate an Enterprise Value under five different possible future scenarios, which were weighted as follows:

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually on October 1st. The Company’s goodwill balance is solely attributable to the acquisition of Petrol Designs LLC and Jill’s List. The goodwill balance was $1,827,000 as of December 31, 2014 and $5,396,000 as of September 30, 2015. There was no impairment charge recorded against goodwill during the three and nine months ended September 30, 2015.

The Company’s intangible assets consisted of the following (in thousands):

	December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(360)	$60
Total intangible assets		$420	$(360)	$60

	September 30, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$-
Technology	3	913	(201)	712
Total intangible assets		$1,333	$(621)	$712

Amortization expense for intangible assets with finite lives was $336,000 and $77,000 for the three months ended September 30, 2014 and 2015, respectively and $551,000 and $261,000 for the nine months ended September 30, 2014 and 2015, respectively.

Estimated future amortization expense as of September 30, 2015 was $77,000 for the remaining three months of 2015, and $304,000, $304,000, and $27,000 for the years ending December 31, 2016, 2017, and 2018, respectively.

6. DEBT

Credit Facility

On January 12, 2015, the Company entered into an agreement with Silicon Valley Bank to provide a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate plus 0.5% or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. The credit facility is secured by substantially all of accounts receivable and other corporate assets of the Company. Borrowings under our loan agreement are available based on a percentage of our monthly recurring revenue for the prior months. The Company also granted and pledged a security interest to the lender in all of its right, title, and interest in intellectual properties. The Company is also subject to certain reporting and financial performance covenants as well which require it to meet certain revenue targets. The Company did not draw down any amounts under the credit agreement during the nine months ended September 30, 2015.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office facilities under various non-cancelable operating lease agreements with an original lease period expiring between 2015 and 2026. Rent expense was $887,000 and $1,117,000 for the three months ended September 30, 2014 and 2015, and $2,368,000 and $3,210,000 for the nine months ended September 30, 2014 and 2015.

Financing Obligation

During April 2015, the Company began to occupy additional office space constructed under a 15 year build-to-suit lease arrangement entered into in October 2013. During the construction of the premises, the Company was deemed the “owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs for the building were recorded to “Building, Leased” within “Property and equipment, net” and the related financing obligation of $16,309,000 remained recorded as of September 30, 2015. The portion of the lease obligation allocated to the land is being treated for accounting purposes as an operating lease.

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable lease agreements as of September 30, 2015 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2015 (remaining three months)	$816	$396	$1,212
2016	3,224	1,633	4,857
2017	2,619	1,682	4,301
2018	2,356	1,733	4,089
2019	2,138	1,785	3,923
Thereafter	14,680	21,076	35,756
Total minimum lease payments	$25,833	$28,305	$54,138

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and communication services as of September 30, 2015 were as follows (in thousands):

Year Ending December 31,
2015 (remaining three months)	$400
2016	1,532
2017	1,532
2018	720
Total minimum purchase commitments	$4,184

Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

8. WARRANT

In connection with entering into a credit facility during the year ended December 31, 2010, the Company issued a warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock to the lender. The warrant was fully vested and exercisable upon issuance, had an expiration date in June 2020, and had an exercise price of $2.54 per share. During the nine months ended September 30, 2015, the exercise price for the warrant was modified to $1.732 per share. The impact of this modification was not material. Prior to the IPO, the warrant was required to be treated as a liability and recorded at estimated fair value, with changes in fair value at each reporting date recognized in the consolidated statements of operations, since the warrant was exercisable into conditionally redeemable shares of preferred stock. Change in the fair value of the warrant was $(18,000) and $0 for the three months ended September 30, 2014 and 2015, respectively, and $41,000 and ($25,000) for the nine months ended September 30, 2014 and 2015, respectively were recognized in the condensed consolidated statements of operations. In connection with the IPO completed on June 24, 2015, the warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 89,177 shares of the Class B common stock with an aggregate exercise price of $151,603, and the related preferred stock warrant liability was reclassified to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The warrant was exercised on a net basis on July 24, 2015, which resulted in the issuance of 76,565 shares of Class B common stock.

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

The Company has determined that the changes to the rights underlying the Series A, Series B, Series C and Series D preferred stock resulted in a modification, for accounting purposes, of these shares.  The change in the fair value of the Series A, Series B, Series C, and Series D immediately before and after the amendment was recognized as a deemed dividend of $1,748,000 from the Series A, Series B, Series C and Series D preferred stockholders, which was recorded as a reduction of accumulated deficit during the nine months ended September 30, 2015.

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

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan (2015 Plan) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (“2009 Plan”).  As of September 30, 2015, there were 4,598,818 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will also include an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine.

The acquisition of Fitness Mobile Apps discussed in Note 4 included an obligation to issue up to 207,235 shares of the Company’s Class A common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and continuous employment with the Company. If and when the contingency is satisfied, these shares will be issued pursuant to the Company’s 2015 Equity Incentive Plan and will be fully vested on the date of issuance. As such, compensation expense is being recorded ratably over the respective service period.

The 2015 Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

2015 Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“2015 ESPP”) became effective on June 2, 2015. As of September 30, 2015, there were 783,136 shares of Class A common stock available for issuance under the 2015 ESPP. The number of shares available for sale under the 2015 ESPP will also include an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine.

Under the 2015 ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The 2015 ESPP provides for 24 month offering periods. Each offering period will include purchase periods, which will be approximately the six-month period commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. The Company commenced its first offering period under the 2015 ESPP on June 18, 2015. Because shares can only be purchased at the end of each purchase period, no shares of Class A common stock were purchased under the 2015 ESPP for the nine months ended September 30, 2015.

2009 Stock Option Plan

The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares are available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of September 30, 2015, options to purchase 4,451,355 shares of Class B common stock remained outstanding under the 2009 Plan.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2015 (in thousands, except share and per share information):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Balance — December 31, 2014	2,568,781	$6.39	8.1	$20,773
Granted	1,992,375	14.46	9.3
Exercised	(13,961)	4.83	—	151
Forfeited or cancelled	(95,840)	11.34	—
Outstanding — September 30, 2015	4,451,355	$9.90	8.3	$25,531
Exercisable — September 30, 2015	1,697,650	$5.15	6.8	$17,787
Vested and expected to vest — September 30, 2015	4,294,858	$9.77	8.2	$25,216

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Company’s stock options as follows:

	Nine Months Ended Sept 30,
	2014	2015

	Range	Range
Expected term (in years)	5.8 - 5.9	5.8
Expected volatility	48% - 51%	45% - 46%
Risk-free interest rate	1.7% - 1.9%	1.4% - 1.8%
Dividend yield	0%	0%

As of September 30, 2015, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $15,539,000, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock Options Granted to Directors and Nonemployee Consultants

The Company granted options to purchase zero and 195,000 shares of common stock to its directors and nonemployee consultants during the three and nine months ended September 30, 2015, respectively. The Company recorded stock-based compensation expense related to these grants of $89,000, and $208,000, for the three and nine months ended September 30, 2015, respectively. The number of shares and stock-based compensation expense related to non-employee grants during the three and nine months ended September 30, 2014 was not material.

Other Stock-Based Compensation

During the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense of $756,000 and $1,972,000, respectively, related to contingent bonuses to certain former employees of Fitness Mobile Apps payable in shares of the Company’s common stock for post-combination employment services.

Total stock-based compensation expenses were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Cost of revenue	$73	$219	$145	$451
Sales and marketing	58	1,043	137	2,487
Research and development	87	288	210	546
General and administrative	287	735	737	1,766
Total stock-based compensation expense	$505	$2,285	$1,229	$5,250

10. INCOME TAXES

The Company recorded an income tax expense of $101,000 and $169,000 for the three and nine months ended September 30, 2015, respectively. This tax expense is largely attributable to the deferred tax liability associated with the amortization of intangibles assets and foreign income taxes associated with the Company’s operations in the United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

The Company’s effective federal tax rate for the three and nine months ended September 30, 2015 was one percent primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards.

Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the realizability of Net Operating Losses (“NOLs”) in future periods if the ownership of the Company has changed more than 50% within a three-year period. The Company is performing a study to determine whether NOL limitations exist under Section 382. As such, the Company’s existing NOLs may be subject to limitations arising from previous ownership changes, and if the Company determines that it did undergo an ownership change in connection with or after the IPO, its ability to utilize NOLs could be further limited by Section 382 of the Code. However, any limitations would not have impacted the results of its operations and cash flows because the Company has recorded a valuation allowance against its net deferred tax assets as of December 31, 2014 and September 30, 2015.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net loss attributable to common stockholders	$(11,361)	$(9,628)	$(30,830)	$(34,452)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(0.25)	$(2.80)	$(1.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	11,025,164	39,181,118	10,996,010	21,976,654

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of September 30,
	2014	2015
Redeemable convertible preferred stock	20,454,489	—
Shares subject to outstanding stock options and employee stock purchase plan	2,570,211	4,519,766
Common stock subject to repurchase	118,000	—
Preferred stock warrant	87,500	—
Total	23,230,200	4,519,766

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

Revenue

The following table presents the Company’s total revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue:
Subscription and services	$10,251	$15,965	$28,661	$44,346
Payments	6,535	9,539	18,633	26,840
Product and other	832	577	2,548	1,918
Total revenue	$17,618	$26,081	$49,842	$73,104

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
United States	$14,732	$21,843	$41,975	$61,160
Other	2,886	4,238	7,867	11,944
Total	$17,618	$26,081	$49,842	$73,104

Substantially all of the Company’s assets were attributable to operations in the United States as of December 31, 2014 and September 30, 2015.

13. PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan (“401(k) Plan”) that covers all eligible employees. Each participant may elect to contribute up to the maximum limit by federal law. The Company makes a safe harbor contribution at 100% of the first 3% of eligible salary deferral, plus 50% of the next 2% of salary deferral. The Company’s chief executive officer, chief operating officer and chief financial officer are trustees of the 401(k) Plan. Employer contributions totaled $321,000 and $459,000 for the three months ended September 30, 2014 and 2015, respectively and $873,000 and $1,285,000 for the nine months ended September 30, 2014 and 2015, respectively.

14. RELATED-PARTY TRANSACTIONS

The Company incurred office repair, maintenance, building fixtures and other professional services expenses of $128,000 and $58,000 for the three months ended September 30, 2014 and 2015, respectively, and $453,000 and $199,000 for the nine months ended September 30, 2014 and 2015, respectively, with related parties.

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

Overview

We are the leading provider of business management software as a service (“SaaS”) for the wellness services industry, with over 48,000 local business subscribers on our platform in 134 countries and territories. These subscribers employ over 278,000 practitioners who provide a variety of wellness services to over 26.8 million active consumers as of September 30, 2015. Our integrated software and payments platform for the wellness services industry helps our subscribers simplify the way they run their businesses, attract and engage more consumers, boost their revenues and focus more on what they love to do – improving people’s lives. Moreover, we help consumers more easily evaluate, engage and transact with these subscribers, enabling them to live healthier and happier lives. We are also a leading payments platform dedicated to the wellness services industry. In the three months ended September 30, 2014 and 2015, $1,499 million and $1,745 million in transaction volume occurred between consumers and subscribers within our marketplace, of which $1,024 million and $1,278 million flowed through our payments platform, respectively. This represents a $246 million, or 16%, increase in transaction volume that occurred between consumers and subscribers within our marketplace and a $254 million, or 25%, increase in transaction volume that flowed through our payments platform, respectively. In the nine months ended September 30, 2014 and 2015, $4,676 million and $5,235 million in transaction volume occurred between consumers and subscribers within our marketplace, of which $3,012 million and $3,691 million flowed through our payments platform, respectively. This represents a $559 million, or 12%, increase in transaction volume that occurred between consumers and subscribers within our marketplace and a $679 million, or 23%, increase in transaction volume that flowed through our payments platform, respectively.

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

We have achieved rapid subscriber growth through our effective sales model. We sell our subscriptions through a direct sales team with our primary sales operations in San Luis Obispo, California, New York, Texas, the United Kingdom and Australia. Our sales team qualifies and manages prospective and current subscribers, aiming to initiate, retain, and expand their use of our platform over time. We benefit from organic search and positive word of mouth as well as network effects from practitioners who often recommend MINDBODY to their employers. In addition, through MINDBODY University events, subscriber conferences and webinars, we help our subscribers optimize their businesses and grow their revenue, which benefits us through improved subscriber retention and an increase in payments revenue. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to subscriber growth. We define active consumers as all unique consumers of our subscribers’ services who have used our platform to transact with our subscribers during the immediately preceding two years.

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

Our financial performance reflects our significant subscriber growth and increasing revenue per subscriber. Our total revenue increased from $17.6 million in the three months ended September 30, 2014 to $26.1 million in the three months ended September 30, 2015, representing an increase of 48%. Our total revenue increased from $49.8 million in the nine months ended September 30, 2014 to $73.1 million in the nine months ended September 30, 2015, representing an increase of 47%.  For the three months ended September 30, 2014 and 2015, our net loss was $7.7 million and $9.6 million, respectively, and Adjusted EBITDA was negative $6.0 million and negative $5.1 million, respectively. For the nine months ended September 30, 2014 and 2015, our net loss was $18.1 million and $26.3 million, respectively, and Adjusted EBITDA was negative $14.3 million and negative $15.5 million, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.” During the nine months ended September 30, 2014 and 2015, approximately 84% of our revenue came from the United States. Our employee headcount has increased from 1,035 as of December 31, 2014 to 1,235 as of September 30, 2015, of which approximately 26% are engaged in supporting existing subscribers and approximately 53% are engaged in increasing our subscriber base, growing our consumer brand or developing future products.

Key Metrics

We are a software as a service business and focused on managing our recurring revenue and life time value of our subscribers. We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for Year Ended December 31,			As of and for Three Months Ended September 30,
	2012	2013	2014	2015

Subscribers (end of period)	22,062	31,043	40,517	48,650
Average monthly revenue per subscriber	$131	$146	$155	$182
Payments volume (in millions)	$2,113	$3,099	$4,121	$1,278
Dollar-based net expansion rate (end of period)	n/a	103%	109%	119%

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

•	Adjusted EBITDA excludes stock-based compensation expense, which has been and will continue to be for the foreseeable future a significant recurring expense in our business; and
•	Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(7,744)	$(9,628)	$(18,095)	$(26,338)
Stock-based compensation expense	505	2,285	1,229	5,250
Depreciation and amortization	1,220	1,808	3,370	4,657
Change in fair value of contingent consideration	(543)	—	(1,381)	(11)
Change in fair value of preferred stock warrant	18	—	(41)	25
Impairment charges	426	—	426	—
Provision for income taxes	24	101	87	169
Other (income) expense, net	73	355	72	724
Adjusted EBITDA	$(6,021)	$(5,079)	$(14,333)	$(15,524)

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

•

Change in fair value of contingent consideration. We recognized a contingent consideration liability related to an earn-out provision from our acquisition of Jill’s List in 2013, which was subsequently re-measured to fair value at each balance sheet date with a corresponding charge recorded within operating expenses. The period during which earn-out consideration could be earned ended in the second quarter of 2015, at which time the associated liability was permanently extinguished and was no longer subject to fair value accounting.

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

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for U.S. deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

The following tables set forth our results of operations data in dollars and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results to be expected for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$17,618	$26,081	$49,842	$73,104
Cost of revenue(1)	8,146	9,596	21,622	27,098
Gross profit	9,472	16,485	28,220	46,006
Operating expenses:
Sales and marketing(1)	8,451	12,389	22,745	33,926
Research and development(1)	4,416	6,012	12,043	16,213
General and administrative(1)	4,777	7,256	12,790	21,298
Change in fair value of contingent consideration	(543)	-	(1,381)	(11)
Total operating expenses	17,101	25,657	46,197	71,426
Loss from operations	(7,629)	(9,172)	(17,977)	(25,420)
Change in fair value of preferred stock warrant	(18)	—	41	(25)
Interest income	—	2	—	8
Interest expense	(21)	(337)	(46)	(620)
Other income (expense), net	(52)	(20)	(26)	(112)
Loss before provision for income taxes	(7,720)	(9,527)	(18,008)	(26,169)
Provision for income taxes	24	101	87	169
Net loss	$(7,744)	$(9,628)	$(18,095)	$(26,338)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	46%	37%	43%	37%
Gross profit	54%	63%	57%	63%
Operating expenses:
Sales and marketing	48%	47%	46%	47%
Research and development	25%	23%	24%	22%
General and administrative	27%	28%	26%	29%
Change in fair value of contingent consideration	(3)%	0%	(3)%	0%
Total operating expenses	97%	98%	93%	98%
Loss from operations	(43)%	(35)%	(36)%	(35)%
Change in fair value of preferred stock warrant	0%	0%	0%	0%
Interest income	0%	0%	0%	0%
Interest expense	0%	(1)%	0%	(1)%
Other income (expense), net	(1)%	0%	0%	0%
Loss before provision for income taxes	(44)%	(36)%	(36)%	(36)%
Provision for income taxes	0%	(1)%	0%	0%
Net loss	(44)%	(37)%	(36)%	(36)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Cost of revenue	$73	$219	$145	$451
Sales and marketing	58	1,043	137	2,487
Research and development	87	288	210	546
General and administrative	287	735	737	1,766
Total stock-based compensation expense	$505	$2,285	$1,229	$5,250

Comparison of the Three and Nine Months Ended September 30, 2014 and 2015

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$10,251	$15,965	$5,714	56%	$28,661	$44,346	$15,685	55%
Payments	6,535	9,539	3,004	46%	18,633	26,840	8,207	44%
Product and other	832	577	(255)	(31)%	2,548	1,918	(630)	(25)%
Total revenue	$17,618	$26,081	$8,463	48%	$49,842	$73,104	$23,262	47%

Revenue increased $8.5 million, or 48%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Subscription and services revenue increased $5.7 million, or 56%, of which $3.8 million was due to a 25% increase in the number of subscribers from 38,895 as of September 30, 2014 to 48,650 as of September 30, 2015 combined with the impact of new software offerings and tiers. In addition, revenue from arrangements with our API platform and technology partners increased $1.8 million. Payments revenue increased $3.0 million, or 46%, primarily due to an increase in the number of subscribers that utilize our payments platform.

Revenue increased $23.3 million, or 47%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Subscription and services revenue increased $15.7 million, or 55%, of which $10.7 million was due to a 25% increase in the number of subscribers from 38,895 as of September 30, 2014 to 48,650 as of September 30, 2015 combined with the impact of new software offerings and tiers. In addition, revenue from arrangements with our API platform and technology partners increased $4.7 million. Payments revenue increased $8.2 million, or 44%, primarily due to an increase in the number of subscribers that utilize our payments platform.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Cost of revenue	$8,146	$9,596	$1,450	18%	$21,622	$27,098	$5,476	25%
Gross margin	54%	63%			57%	63%

Cost of revenue increased $1.5 million, or 18%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in cost of revenue was primarily attributable to a $1.5 million increase in personnel-related expenses and infrastructure costs due to an increase in headcount to support the growing number of subscribers. As of September 30, 2015, we had 461 employees dedicated to data center operations, global customer support and onboarding services as compared to 387 employees as of September 30, 2014.

Cost of revenue increased $5.5 million, or 25%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in cost of revenue was primarily attributable to a $4.9 million increase in personnel-related expenses and infrastructure costs due to an increase in headcount to support the growing number of subscribers.

The increase in gross margin, or gross profit as a percentage of revenue, during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily driven by growth in the number of subscribers and average revenue per subscriber, while leveraging our existing infrastructure to support the growth.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Sales and marketing	$8,451	$12,389	$3,938	47%	$22,745	$33,926	$11,181	49%

Sales and marketing expense increased $3.9 million, or 47%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in sales and marketing expense was primarily attributable to a $3.1 million increase in personnel-related expenses due to an increase in headcount as we expanded our sales and marketing efforts to increase both the number of subscribers and average revenue per subscriber, and incurred additional personnel costs, such as sales commissions. As of September 30, 2015, we had 434 employees dedicated to sales and marketing as compared to 348 employees as of September 30, 2014.

Sales and marketing expense increased $11.2 million, or 49%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in sales and marketing expense was primarily attributable to an $8.7 million increase in personnel-related expenses, $1.5 million increase in marketing program fees and advertising, and $1 million increase in facility and IT related costs. The increase in personnel-related expenses was due to an increase in headcount as we expanded our sales and marketing efforts to increase both the number of subscribers and average revenue per subscriber, and incurred additional personnel costs, such as sales commissions.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Research and development	$4,416	$6,012	$1,596	36%	$12,043	$16,213	$4,170	35%

Research and development expense increased $1.6 million, or 36%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in research and development expense was primarily attributable to a $1.7 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities. The increase in personnel-related costs was offset by a $0.4 million decrease in outsourced development costs. As of September 30, 2015, we had 218 employees dedicated to research and development as compared to 168 employees as of September 30, 2014.

Research and development expense increased $4.2 million, or 35%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in research and development expense was primarily attributable to a $4.9 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities. The increase in personnel-related costs was partially offset by a $1.5 million decrease in outsourced development costs.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
General and Administrative	$4,777	$7,256	$2,479	52%	$12,790	$21,298	$8,508	67%

General and administrative expense increased $2.5 million, or 52%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in general and administrative expense was primarily attributable to a $1.8 million increase in personnel-related expenses associated with an increase in headcount, and a $0.6 million increase in corporate overhead costs. As of September 30, 2015, we had 122 employees dedicated to general and administrative as compared to 97 employees as of September 30, 2014.

General and administrative expense increased $8.5 million, or 67%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in general and administrative expense was primarily attributable to a $4.6 million increase in personnel-related expenses associated with an increase in headcount, a $1.5 million increase in legal and other professional services, and a $2.4 million increase in corporate overhead, IT related costs, and other costs incurred to support the growth.

Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$(543)	$-	$543	(100)%	$(1,381)	$(11)	$1,370	(99)%

There was no material change in the fair value of the contingent consideration during the three and nine months ended September 30, 2015 because the value of the contingent consideration, which was immaterial, was extinguished during the second quarter of 2015.

Other Income (Expense) and Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Change in fair value of preferred stock warrant	$(18)	$-	$18	-100%	$41	$(25)	$(66)	(161)%
Interest income	—	2	2	100%	—	8	8	100%
Interest expense	(21)	(337)	(316)	1505%	(46)	(620)	(574)	1248%
Other income (expense), net	(52)	(20)	32	(62)%	(26)	(112)	(86)	331%
Provision for income taxes	24	101	77	321%	87	169	82	94%

The increase in interest expense during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily due to interest on the financing obligation associated with the build-to-suit lease arrangement. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table shows cash, net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2014	2015
	(in thousands)
Cash and cash equivalents	$39,973	$100,110
Cash used in operating activities	(14,538)	(13,869)
Cash used in investing activities	(4,472)	(10,201)
Cash provided by financing activities	49,467	89,681

From our incorporation in 2004 and until the completion of our initial public offering, we financed our operations and capital expenditures primarily through private sales of preferred stock. In June, 2015, we completed our initial public offering in which we sold 7,150,000 shares of our Class A common stock at a public offering price of $14.00 per share, resulting in aggregate proceeds of approximately $93.1 million, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $4.0 million.  Cash and cash equivalents consist of cash on deposit and money market funds. As of December 31, 2014 and September 30, 2015, we had cash and cash equivalents of $34.7 million and $100.1 million, respectively.

In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20.0 million for working capital and general business requirements. Borrowings under our loan agreement are available based on a percentage of our monthly recurring revenue for the prior months. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate plus 0.5%, or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. There are no prepayment penalties if we repay principal and interest prior to maturity. The credit facility is secured by substantially all of our corporate assets. We also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual property. We are also subject to certain reporting and financial performance covenants, which require us to meet certain revenue targets. We did not draw down any amounts under the loan agreement during the nine months ended September 30, 2015.

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

Operating Activities

During the nine months ended September 30, 2015, operating activities used $13.9 million, primarily as a result of our net loss of $26.3 million, offset by $10.3 million of non-cash charges, primarily consisting of $4.7 million of depreciation and amortization expense and $5.3 million of stock-based compensation expense, and a $2.2 million net change in our operating assets and liabilities. The change in our net operating assets and liabilities were primarily a result of a $3.5 million increase in accounts payable, accrued expenses, and other current liabilities due to the increase in headcount and the timing of payments to our vendors and contributions from our employees under our employee stock purchase plan, in addition to a $1.8 million increase in deferred revenue. These were partially offset by a $3.5 million increase in accounts receivable resulting primarily from higher payments receivable.

During the nine months ended September 30, 2014, operating activities used $14.5 million, primarily as a result of our net loss of $18.1 million, partially offset by $4.1 million of non-cash charges, primarily consisting of depreciation and amortization expense.

Investing Activities

During the nine months ended September 30, 2015, investing activities used $10.2 million, primarily as a result of purchases of property and equipment of $8.0 million and cash paid to acquire a business of $3.0 million.

During the nine months ended September 30, 2014, investing activities used $4.5 million, primarily as a result of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $89.7 million, consisting of $93.1 million in proceeds from our initial public offering, partially offset by $3.3 million in payments of deferred offering costs.

During the nine months ended September 30, 2014, financing activities provided $49.5 million, primarily from proceeds of $49.9 million from the issuance of our Series G redeemable convertible preferred stock.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under non-cancelable operating leases for our office space in San Luis Obispo, California and future non-cancelable purchase commitments for internally used software and communication services. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

As of December 31, 2014 and September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015 as compared to the critical accounting policies and estimates described in our final prospectus filed with the SEC on June 19, 2015 pursuant to Rule 424(b) of the Securities Act relating to our Registration Statement on Form S-1 (File No. 333-204068).

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

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have incurred a net loss in each year since our inception, including a net loss of $16.2 million and $24.6 million in the years ended December 31, 2013 and 2014, respectively, and $18.1 million and $26.3 million in the nine months ended September 30, 2014 and 2015, respectively.  For the year ended December 31, 2014 and the nine months ended September 30, 2015, our Adjusted EBITDA was negative $18.8 million and negative $15.5 million, respectively.  For the years ended December 31, 2013 and 2014, our revenue was $48.7 million and $70.0 million, respectively, representing a 44% growth rate.  For the nine months ended September 30, 2014 and 2015, our revenue was $49.8 million and $73.1 million, respectively, representing a 47% growth rate.  In future years, our revenue growth rate may not sustain the levels reflected by our past performance.  We may not be able to generate sufficient revenue to achieve and sustain profitability as we also expect our costs to increase in future periods.  We expect to continue to expend substantial financial and other resources on:

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

Our payments platform is a core element of our business.  For the years ended December 31, 2013 and 2014, our payments platform generated 35% and 37% of our total revenue, respectively.  For the nine months ended September 30, 2014 and 2015, our payments platform generated 37% and 37% of our total revenue, respectively.  Our future success depends in large part on the continued growth and development of our payment processing activities.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.

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

If any unauthorized access to our systems or data or any other security breach occurs, or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired.  If subscribers believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the Internet, our business will be harmed.  Subscribers’ concerns about security, privacy, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.  Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.  Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability.  Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

Personal privacy, information security, and data protection are significant issues in the United States, Europe and many other jurisdictions where we offer our platform.  The regulatory framework for privacy, security, and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.  The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and the Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to enforce regulations related to the online collection, use and dissemination of personally identifiable information and other data.  Some of these requirements include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers.  Even though we may have contractual protections with our service providers, notifications related to a security breach could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers.

Further, many foreign countries and governmental bodies, including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction.  These laws and regulations often are more restrictive than those in the United States.  Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses.   With

regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area, or EEA, to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner), or the ECJ Ruling, the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we anticipate engaging in measures to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling.  We may be unsuccessful in establishing legitimate means for us to transfer such personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under EU Directive 95/46/EC and applicable member states’ implementations thereof.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.  Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our subscribers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our subscriber base and increase our revenue.  New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations.  In view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.  Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.  We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.  Any of these developments could harm our business, financial condition and results of operations.  Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our subscribers may limit the use and adoption of, and reduce the overall demand for, our platform.  Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

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

Additionally, because we process a significant portion of our payments through debit or credit cards and enable our subscribers to engage in payments through our service, we are contractually required to maintain Payment Card Industry Data Security Standard, or PCI DSS, compliance as part of our information security program.  We also may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy, security, or data protection-related organizations that require compliance with their rules pertaining to privacy, information security, and data protection.  We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data.  If we cannot comply with or if we incur a violation of any of these regulations or requirements, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations, breach of contracts with our payment processors, or our growth could be adversely impacted, either of which could have an adverse effect on our reputation, business, financial condition and operating results.

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

Although we commenced our business in 2001 and began offering our integrated cloud-based business management software on a subscription basis in 2005, many of the products offered as part of our platform have been recently introduced.  For example, in 2013, we released Connect, and in 2015, we introduced Connect Workplace and began offering automated marketing functionality with our higher-priced subscriptions.  In addition, in January 2015, after careful deliberation, we introduced a new tiered pricing structure for new subscribers. Given the relatively recent introduction of Connect Workplace and our new tiered pricing structure for new subscribers, their contribution to our total revenue has not been meaningful to our financial results to date.    As we have a limited operating history with our expanded platform and updated pricing structure, our ability to forecast our future operating results and effectively assess our future prospects is subject to a number of uncertainties, including our ability to plan for and model future growth.  Our historical revenue growth should not be considered indicative of our future performance.  Further, in future periods, our revenue could decline for a number of reasons, including any further changes in our pricing structure, any reduction in demand for our platform, including our payments platform, decrease in payments processing volume, increase in competition, contraction of our overall market, or our failure, for any reason, to capitalize on growth opportunities.  We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein.  If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Failure to effectively expand our sales capabilities could harm our ability to increase our subscriber base and achieve broader market acceptance of our platform.

Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our online marketing efforts and on our direct sales force to obtain new subscribers.  From December 31, 2013 to September 30, 2015, our sales and marketing organizations increased from 318 to 411 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  Because we do not have a long history of expanding our sales force, we cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  In addition, in January 2015, we introduced a new tiered pricing model for new subscribers.  If our sales expansion efforts do not generate a significant increase in revenue, or if our sales team is unable to increase sales based on our new pricing model, our business and future growth prospects could be harmed.

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

We have recently experienced a period of rapid growth in our operations and employee headcount.  In particular, we grew from 806 employees as of December 31, 2013 to 1,235 employees as of September 30, 2015, and have also significantly increased the size of our subscriber base.  You should not consider our recent growth in revenue as indicative of our future performance.  However, we anticipate that we will significantly expand our operations and employee headcount in the near term, both domestically and internationally, particularly with respect to our sales force.  This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure.  Our success will depend in part on our ability to manage this growth effectively.  To manage the expected growth of our operations and personnel, we will need to scale our technology infrastructure and continue to improve our operational, financial and management controls, and our reporting systems and procedures.  Failure to effectively manage growth could result in difficulty or delays in onboarding new subscribers, declines in quality or subscriber satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties.  Any of these difficulties could adversely impact our business performance and operating results.

If we fail to effectively manage our growth in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.

We have experienced and may continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational and financial resources.  For example, our headcount has grown from 806 employees as of December 31, 2013 to 1,235 employees as of September 30, 2015.  In addition, since our inception in 2001, we have established subsidiaries in the United Kingdom and Australia.  We plan to expand our international operations into other countries in the future, and such expansion may increase the risk that we over hire or over compensate our employees or fail to effectively integrate our rapidly expanding employee base into our organization.  We have also experienced significant growth in the number of subscribers, consumers, transactions and data that our platform and our associated hosting infrastructure support.  We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining the core values of our corporate culture that have been critical to our growth so far.  We believe that our corporate culture fosters innovation, creativity and teamwork.  However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of such culture, and the failure to do so could adversely impact our ability to retain and attract the kind of employees necessary for our future success.  If we are unable to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could adversely affect our brand and reputation and harm our ability to retain and attract subscribers.

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

We estimate that over 26.8 million active consumers used our platform in the two years ended September 30, 2015.  While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline.

Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.

In each of the years ended December 31, 2013 and 2014, we derived 14% and 16% of our revenue from subscribers located outside of the United States, respectively.  In the nine months ended September 30, 2014 and 2015, we derived 16% and 16% of our revenue from subscribers located outside of the United States, respectively.  We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.

Our international operations subject us to a variety of additional risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
•	longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;
•	increased financial accounting and reporting burdens and complexities;
•	requirements or preferences for domestic products;
•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
•	economic conditions in each country or region and general economic uncertainty around the world;
•	compliance with foreign privacy, information security, and data protection laws and regulations and the risks and costs of non-compliance;
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

The market for SaaS business management software is less mature than the market for on-premise business software, and the adoption rate of SaaS business management software may be slower among subscribers in industries with heightened data security interests or business practices requiring highly customizable software solutions.  Our success will depend to a substantial extent on the widespread adoption of SaaS business management software in general and for the wellness services industry in particular.  Many organizations have invested substantial personnel and financial resources to integrate traditional on-premise business management software solutions into their businesses.  As a result, such organizations may be reluctant or unwilling to migrate to SaaS-based solutions.  It is difficult to predict subscriber adoption rates and demand for our platform, the future growth rate and size of the SaaS business software market or the entry of competitive solutions.  The expansion of the SaaS business management software market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data protection, information security, and privacy concerns.  Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection and use of personal information obtained from consumers and other individuals, or may seek to access information in our possession, either of which may reduce the overall demand for our platform.  If we or other SaaS providers experience data security incidents, loss of subscriber data, disruptions in delivery, or other problems, the market for SaaS business management software, including our platform, may be adversely affected.

If SaaS business management software does not continue to achieve market acceptance, or there is a reduction in demand for SaaS business management software caused by a lack of subscriber acceptance, technological challenges, weakening economic conditions, data protection, information security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, our revenue could decrease and our business could be adversely affected.

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

As of December 31, 2014, we had federal and state net operating loss carryforwards, or NOLs, of $59.0 million and $47.4 million, respectively, due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire.  Our federal NOLs begin to expire in the year ending December 31, 2025, and our state NOLs begin to expire in the year ending December 31, 2015.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  Similar rules may apply under state tax laws.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we determine that we did undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code.  Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations.  There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of September 30, 2015, including our executive officers, employees and directors and their respective affiliates, collectively held approximately 97.4% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock.  These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

An active trading market for our Class A common stock may not be sustained.

Our Class A common stock is listed on The NASDAQ Global Market under the symbol “MB.” However, we cannot assure you that an active trading market for our Class A common stock will be sustained.  Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares of our Class A common stock.

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

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock.  As of September 30, 2015, we had 39,207,183 shares of our capital stock outstanding.  Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any of our capital stock until December 16, 2015.  Morgan Stanley & Co. LLC, however, on behalf of the underwriters, may permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the end of the lock-up period. As a result of these agreements and the provisions of Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, all shares of our capital stock will be available for sale in the public market beginning on December 16, 2015, subject in some cases to the volume and other restrictions of Rule 144 and our insider trading policy.

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

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain and maintain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

In addition, as a result of our disclosure obligations as a public company, we have reduced strategic flexibility and are under pressure to focus on short-term results, which may adversely impact our ability to achieve long-term profitability.

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

In July 2015, we issued and sold to an accredited investor an aggregate of 76,565 shares of our Class B common stock upon the net exercise of an outstanding warrant with an aggregate exercise price of $151,603.  This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipient did not involve a public offering. The recipient of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in this transaction. The recipient had adequate access, through their relationships with us, to information about us. The sale of these securities was made without any general solicitation or advertising.

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

MINDBODY, INC.

Date: November 6, 2015	By:	/s/ Richard L. Stollmeyer
Richard L. Stollmeyer
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Brett White
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