Form 10-K
period 2015-12-31
MINDBODY, Inc.
filed 2016-03-04
CIK 1458962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37453

MINDBODY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1898451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4051 Broad Street, Suite 220 San Luis Obispo, CA	93401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 755-4279

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.000004 per share	NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of shares of Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $217,566,000.

As of February 29, 2016, there were 16,356,602 shares of the registrant’s Class A common stock outstanding and 23,310,830 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held in 2016.  Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•

our future financial performance, including expectations regarding trends in revenue, cost of revenue, operating expenses, other income and expenses, income taxes, subscribers, average monthly revenue per subscriber and payments volume;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	the effects of seasonal trends on our operating results;
•	the sufficiency of our efforts to remediate our past material weaknesses;
•	our ability to attract and retain senior management, qualified employees and key personnel;
•	our ability to successfully identify, acquire and integrate companies and assets;
•	our ability to successfully enter new markets and manage our international expansion; and
•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this  Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I

Item 1. Business.

Overview

We are the leading provider of cloud-based business management software for the wellness services industry and an emerging consumer marketplace, with over 51,000 local business subscribers on our platform in over 130 countries and territories, employing over 277,000 practitioners. These subscribers provide a variety of wellness services to approximately 28 million active consumers. Our integrated software and payments platform helps business owners in the wellness services industry run, market and build their businesses. We also help consumers more easily discover, evaluate, engage and transact with these businesses via the web and mobile devices.

Our Vision

Our vision is to leverage technology to improve the wellness of the world.

The MINDBODY Solution

Our integrated cloud-based business management software and payments platform is specifically designed to engage both the supply and demand sides of the wellness services industry.  Wellness encompasses multiple dimensions of a person’s well-being – physical, emotional, social, occupational and spiritual, among others.  As a result, we include health and fitness, integrative health, salon and spa, fine arts and children’s activities as categories within the wellness services industry.

Integrated Software and Payments Platform

Our integrated cloud-based business management software and payments platform is specifically designed to help our subscribers simplify the way they run their businesses, attract, engage and retain more consumers, increase their revenues, and focus more on what they love to do – improving people’s lives.  We have developed this platform with powerful functionality that addresses key aspects of operating a wellness business, including:

•

Client Scheduling and Online Booking.  We believe we offer subscribers the most complete online client scheduling capability available today.  Our subscribers can give their consumers the opportunity to book their next visit wherever and whenever it is most convenient, whether through subscribers’ websites or mobile applications like the MINDBODY app.  We are the only software provider that enables all four different types of scheduling that wellness businesses typically encounter:

o

Appointments.  One-on-one appointments typically require preparation time before the appointment as well as off-boarding time after the appointment.  Our software can manage practitioner availability as well as gaps between appointments in a time-efficient manner.

o

Open classes.  Open classes offer reserved or drop-in attendance on a first-come, first-served basis.  Our software can record different price points, send automatic check-in and cancellation confirmations, and manage waitlists to optimize capacity utilization.

o

Enrollments and workshops.  Enrollments and workshops are pre-registered events or series of classes with the same group of attendees.  Our software offers the ability to set separate pricing outside of pre-paid packages and track absences, make-ups and various payment plans.

o

Resource scheduling.  To effectively manage their day-to-day business, wellness service providers need to manage and allocate their equipment and facilities.  Our software can easily track, manage and allocate equipment and facilities for the classes and services these businesses provide.

•

Staff Management.  With our staff and resource scheduling software features, staff management is easy and organized.  Subscribers can keep their entire staff schedule in one place, allowing them to manage staff availability, hours, substitutions, commissions and other compensation, all of which can be easily linked to payroll records.  The tracking features for hours worked and automatic payroll calculation facilitate efficient and accurate resource planning for our subscribers.

o

Staff Tracking.  Subscribers can assign tasks, follow up and send notifications via the staff dashboard.  By giving each staff member a unique login, subscribers can allow staff members to update their own availability on a single, unified schedule.  Moreover, subscribers can have staff clock in and out through MINDBODY so their work hours and gross wages can be tracked automatically.  In addition, variable compensation including compensation based on classes and appointments delivered, or sales commissions earned, can be managed through our platform.

Subscribers and their managers can use our embedded analytics capabilities, or integrate with third-party tools to more efficiently manage their businesses.
o

Payroll.  Subscribers have the ability to set compensation rates per class, per appointment, per hour, or as a percentage of consumer payment for each individual staff member, as well as track and add gratuities earned into the payroll report.  Additionally, subscribers can offer commissions to their staff for retail sales or promotions.  Payroll is calculated automatically and exported to any of several popular payroll service formats, including ADP, Paychex and Exact Payroll Services.

•

Client Relationship Management.  With our client relationship management features, subscribers have all of their consumer information in one place and can take advantage of powerful consumer relationship and marketing tools.  Subscribers can securely store their consumers’ personal information in a unique profile and manage account, visit and purchase history for more effective service.  Our platform also helps subscribers target new consumers, keep in touch with loyal members, and offer variable, targeted promotions and discounts.

o

Client Tracking.  Subscribers can maintain a comprehensive client profile, including contact information, photos, birthdays, preferences, purchase and visit histories, payment information and future schedules.  Subscribers can also track the sales cycle and conversion of prospective clients.  Clients have the ability to create and manage their own accounts with their preferred service providers, allowing them to browse products and services and make purchases from mobile devices and the web.

o

MINDBODY’s Marketing Platform.  Subscribers can opt in to this fee-based service to feature their introductory offers (typically valid for a single-purchase) on the MINDBODY app and/or feature their services through third-party partner applications or websites, expanding their online presence to reach more prospective customers.

o

Email Marketing.  Subscribers can utilize our platform to send broad or targeted email marketing campaigns. They also have the option to sync to a Constant Contact account with MINDBODY, and create email lists that update automatically whenever client contact information changes in their site.

o	Loyalty Programs. To reward consumers, subscribers can build a point-based client loyalty program, and set point values and minimum redemption requirements.
o	Promotions. Subscribers can set up promotions to attract new consumers and give current ones an incentive to try something new.
o

Automation.  Subscribers can send automated text message alerts and reminders to consumers about upcoming classes, appointments and more.  Further automation examples include sending purchase receipts directly to consumers’ email addresses, receiving notifications when consumers book, confirm or cancel appointments, tracking online orders as they come in, and printing packing slips automatically as well as printing sign-in sheets for class, or using a tablet to set up a self-check-in station.

o

Memberships.  Subscribers can manage membership contracts and waivers, collect membership fees automatically through recurring payments, offer special discounts for products and services as well as create membership tiers to extend rewards and perks to their most loyal consumers.

•

Integrated Software and Payments.  We offer our subscribers payment processing solutions at competitive rates.  The seamless integration between point-of-sale and payment processing saves our subscribers time by eliminating the need for error-prone manual reconciliations.  In addition, our integrated payments platform allows for convenient and secure storage of consumer credit card information, which allows for seamless online bookings, recurring membership payments through our business management software and online store purchases through our subscribers’ websites, the MINDBODY app or third-party partner sites included in MINDBODY’s Marketing Platform.

•

Retail Point-of-Sale.  Our point-of-sale capabilities help subscribers sell products and services, contracts and memberships, packages, workshops and store-branded gift cards.  Our point-of-sale feature tracks product inventory levels and automatically issues purchase orders when product levels reach a re-order point.  In addition, our point-of-sale capabilities can be used to track the cost of goods sold and gross margin for various products.

o

Purchase Tracking.  Subscribers can sell products and services as well as memberships, monthly contracts and packages that combine products and services at their place of business and online.  Subscribers can securely store consumer billing information to facilitate quicker transactions.  Payments for classes or appointments can be applied before or after consumer check-in, and before or after the session is complete.  Our point-of-sale functionality allows the assignment of staff commissions to appropriate parties.

o

Inventory.  Subscribers have the ability to set inventory re-order points, automatically generate purchase orders and easily log arriving inventory.  As a result, subscribers can more efficiently manage availability, calculate gross margin and monitor inventory shrinkage, among other benefits.

o

Payments.  Subscribers have the ability to accept several types of cash or non-cash equivalent payment methods, including ACH, debit and credit cards.  They can also set up payment plans and schedule recurring payments automatically from securely stored credit cards on file. Our payments platform provides instant authorization and nightly settlement of credit card, debit card and ACH transactions.  Once a sale is complete, staff can void, edit or return the sale, and all of these changes are recorded in an auditable fashion.  All consumer payment information is protected behind PCI Level I Data Security Standards, the most rigorous credit card certification standard available.

•

Analytics and Reporting.  We track key information that helps subscribers achieve their business goals, including revenue growth, contribution margin of classes, consumer retention rates, referral sources, return on investment for consumer retention campaigns and practitioner performance based on consumer loyalty and reviews by class or type of service.  Our platform also generates reports that help our subscribers allocate their resources, set budgets and measure their performance against goals.  Subscribers are empowered to identify trends and opportunities for improvement in their businesses by leveraging the following analytics and marketing tools:

o	Last Visit and No Return. Subscribers can pull the list of consumers who have not come back to the business for a given period of time designated by the subscriber.
o	Best Sellers. Subscribers have the ability to view best-selling products and services, as well as profit margins.
o	Cancellations and No Shows. Subscribers can check which consumers cancel or do not arrive for a scheduled visit, charge cancellation fees, or suspend consumer scheduling privileges.
o	Referral Sources. Subscribers can gain valuable insights into their most effective marketing channels for attracting new consumers.
o	Sales Forecast. Subscribers can forecast future sales revenue based on current prospects.
o	Attendance with Revenue. Subscribers can break down revenue by each client visit, staff person, type of service and date.
o	Attendance Analysis. Subscribers can determine the busiest hours as well as the lulls in any given day.
o	Gross Margin. Subscribers can see the gross margin for each product and service.
o	Promotions. Subscribers can tie every redeemed promotion code back to the client who used it, or analyze the overall success of any promotion effort.
o	Account Balances. Subscribers can make account balance inquiries for any given consumer, and create a statement for consumers with negative balances.
o	Retention. Subscribers can check client retention rate overall, or by individual staff member.
o	Memberships and New Members. Subscribers can monitor consumer membership activity including new, renewing, canceling, active and inactive members as well as revenue associated with types of members.
o	Commission. Subscribers can manage commissions earned by and payable to their staff.
o	Transactions. Subscribers can sort all past transactions by what has settled, or is pending, voided, and returned.
o

Marketing Platform Reports.  Subscribers can attribute new consumers to various acquisition channels.  Subscribers can track purchases made by these new consumers and how much revenue each consumer has generated since that first purchase.  Subscribers can also track which consumers purchased specific intro offers as well as the reviews generated about their business in the MINDBODY app.

•

Simple and Intuitive User Experience.  We designed our business management software with a focus on developing a visually appealing interface that is simple, easy to use and meets the demands our subscribers have for modern web and mobile applications.  Because we focus on a simple and intuitive user experience, our software platform requires little training and is easy to adopt for users across the entire organization, an important feature given the high employee turnover in the wellness services industry.  At the same time, the intuitive interface of our platform is supported by complex underlying technology that powers efficient business management.

•	Mobility. Our platform enables our subscribers to manage their operations anytime and anywhere via a number of mobile devices and operating systems, including Mac, iOS, Android and Windows.

o

MINDBODY Express.  MINDBODY Express is our native business-subscriber facing mobile app that enhances our core offering by allowing our subscribers to easily run their business, book consumers and sell products and services while on the go.

o	MINDBODY Engage. Our MINDBODY Engage offering allows our subscribers to have their own native apps to create a unique branded experience for their consumers.
o

MINDBODY Class Check-In.  The MINDBODY Class Check-In app helps our subscribers create a better consumer experience at the front desk. Consumers can check themselves into class, freeing up front desk staff to help others and making it possible for instructors to start classes faster.

•

Social Integration.  Our platform integrates with popular social networks like Facebook and Twitter.  As an example, our platform allows our subscribers to publish schedules on their Facebook page, enabling consumers to directly book appointments and classes with them via Facebook.

•

Dynamic Cloud-Based Architecture.  Our software platform is powered by a dynamic cloud-based architecture that allows our subscribers to manage their operations as efficiently as possible, while requiring low upfront investment and no maintenance.  This architecture allows for automatic software updates and rapid launch of new product features while also allowing our platform to easily scale with subscribers as their businesses grow.

•

Open Platform for Third-Party Application Development.  We have built an open and extensible platform with an application programming interface, or API, that offers developers access to our inventory of classes, payments and scheduling capabilities.  Approved developers can pull information from and post data to our platform and use that capability to create a variety of unique applications with custom interfaces.  For example, some of our partners have leveraged our platform to create business models that enable wellness businesses to monetize their excess capacity.

•

Integration With Other Cloud-based Partners.  Our platform can be integrated with other cloud-based software that our subscribers may be using for critical business management tasks to extend the capabilities of our platform within a variety of focus areas such as automation, marketing, mobile and social.

•

Security and Compliance.  We have consistently passed our Level I Payment Card Industry Data Security Standard, or PCI DSS, audits, indicating our compliance with the most rigorous level of credit card security standard available.  In addition, we, in certain instances, collect, access, use, maintain and/or transmit protected health information in connection with providing services to subscribers who are subject to the requirements of the Health Insurance Portability and Accountability Act, or HIPAA.  Our platform is engineered to provide high reliability and availability.  Our uptime service-level agreement (SLA) is 99.90%.  We continually monitor our infrastructure for any sign of failure or pending failure and we take preemptive action to minimize or prevent downtime.  We maintain the reliability of our service by utilizing redundant network infrastructure, clusters that tolerate failure of individual nodes, and deploying high availability server pairs.  We also implement various disaster recovery measures, including full replication of hardware and data in our geographically distinct data centers, to minimize data loss in the event of a data center disaster.

The MINDBODY App

The MINDBODY app is our consumer-facing mobile app with over 2.6 million registered users that lets consumers have a unified account to manage all aspects of their wellness activities with multiple MINDBODY subscribers with a single login.  Consumers can discover local wellness services using a geo-located map function, view class and appointment descriptions, schedules and real-time availability, read practitioner biographies and user reviews written by consumers who have actually received the service, and then book and pay for their desired services in a few taps from their mobile devices.  Through the app, consumers can also receive appointment reminders and check in to classes before they arrive, receive real-time updates regarding changes in class schedules and access their account profile to review their class visit and payment history. The MINDBODY app also surfaces our subscribers’ introductory offers through a recommendation engine that considers a user’s prior history and preferences, and uses their location to make targeted recommendations.

The MINDBODY Marketing Platform

The MINDBODY Marketing Platform is a fee-based platform that connects our subscribers with local consumers via the MINDBODY app and third-party partner applications or websites. Subscribers who opt in to the Marketing Platform receive greater exposure through additional promotion of their intro offers or deals on various screens throughout the MINDBODY app, as well as featured placement on third-party partner apps and/or websites.  We believe that our Marketing Platform will bring more consumers to MINDBODY’s worldwide network of wellness providers and increase the number of wellness services purchased and used by consumers, thereby driving more business to our subscribers. The Marketing Platform was released to subscribers under a limited free trial in December 2015.

MINDBODY Workplace

Our MINDBODY Workplace offering extends our platform to corporate employers, allowing corporate wellness subscribers to encourage healthy habits for their employees and measure the results.  Subscribers to Workplace use our platform to manage on-site wellness services, incentivize employees to take advantage of the local wellness businesses in our network, and analyze aggregate employee attendance data.  Employers can offer their employees a subsidy – either by providing a MINDBODY debit card or an electronic direct debit option – to incentivize them to use wellness services.  Employers can also use the Workplace Corporate Dashboard to manage employee accounts, make changes to payment schedules and amounts, track employee participation to measure engagement either by individual or in the aggregate, and gain insight into employee preferences, frequency of use and reviews of local wellness businesses.  Employees can search, evaluate, book and pay for services at any participating business available on the MINDBODY app.  The number of corporate wellness subscribers has been immaterial to date.

MINDBODY API Platform and Partner Ecosystem

We have enabled a rich partner ecosystem of over 700 developers and partners who extend the value of our software and payments platform in powerful ways.  These developers and partners have built applications that supplement our capabilities in areas such as automation, marketing, mobile and social interaction.  Several of these partners have created significant consumer-facing businesses that rely on our unique inventory of classes, scheduling and payments capabilities.  All of this is enabled by API, through which we grant access to approved developers and partners.  We also integrate with partners that provide email marketing, customer survey, events management and other functionality to augment the capabilities of our platform for the benefit of our subscribers.  We believe that the opportunities and technology provided by our partners enhance the power of our software platform and contribute to the attractiveness and critical position of MINDBODY within the wellness ecosystem.

Software Subscription Levels

Because each of our subscribers is unique and at a different stage of their respective professional journey, our software subscriptions are provided on a tiered pricing model based upon different software functionality levels—Solo, Grow, Pro, Accelerate and Ultimate.  Each of these levels has been carefully crafted to meet our subscribers’ differing needs and levels of complexity, giving them appropriate functionality to optimize their business.

SOLO	GROW	PRO	ACCELERATE	ULTIMATE
Simple, mobile-first solution for independent practitioners	Entry level solution for brick and mortar businesses	Robust solution for multi-service businesses with substantial retail presence	Automated marketing platform for businesses looking to accelerate their growth	Custom mobile and educational resources for businesses building a long-term brand
Key Features: • Full listing in the MINDBODY app • Express app + web software • Single practitioner scheduling • Ability to sell services, products and gift cards • Consumer profiles • Google Calendar integration	**Key Features:** All Solo features, plus: • Unlimited practitioner profiles and payroll • Appointment and class scheduling • Track pay, tips and commissions	**Key Features:** All Grow features, plus: • Full staff management • Four mode scheduling • Full consumer CRM • Promotions and loyalty rewards tracking • Advanced analytics	**Key Features:** All Pro features, plus: • Advanced marketing dashboard • Automated consumer retention and win-back campaigns • 2-way SMS confirmations • Marketing analytics • Custom API access	**Key Features:** All Accelerate features, plus: • Custom-branded Engage mobile app • Unlimited access to MBU on Demand business courses

With MINDBODY Integrated Payments, all Software Levels gain:

- Integrated point of sale credit and debit card acceptance from smartphone, iPad and PC
- Consumer booking and e-commerce payments from the MINDBODY app mobile interface
- Secured stored credit/debit cards and ACH for automated recurring billing
- Automatic nightly settlement with audit trail to sales records

Subscriber Services and Support

We are passionate about supporting our subscribers from the moment we first engage with them and throughout the lifetime of their subscriptions with us.  We have multiple teams within our customer support organization dedicated to maintaining a high level of subscriber satisfaction, including onboarding, data conversion and import, direct technical support, self-service and client care.  Our operations are structured with the subscriber experience in mind, and we strive to create a smooth process for our subscribers.  We believe that providing a premium level of support to our subscribers is critical to enhancing our brand as a superior provider of business management software for the wellness services industry.

•

Subscriber Onboarding.  MINDBODY typically boards new subscribers with live training sessions delivered via telephone and web conference.  These trainings are supplemented by self-service setup checklists, online help materials and webinars.

•

Ongoing Subscriber Support.  Inclusive with our base subscription fees, we offer 24/7 customer service and support to all subscribers with our in-house personnel who are invested in MINDBODY’s core values and closely connected to our Product Development team.  We have not outsourced our customer service.

•

Professional Services.  Our premium support services enable subscribers to access dedicated, advanced product and business operations support from software and business experts.  This service is usually chosen by our higher-end small businesses and multi-location chains or franchises.

•

MINDBODY University.  MINDBODY University is a multi-day advanced subscriber education event held multiple times per year in various destination locations around the world (e.g., London, New York, San Diego and Sydney).  This high-impact business conference teaches advanced software skills and best business practices that help subscribers increase revenues and improve their bottom line.

•

BOLD MINDBODY Conference.  We provide our subscribers with a two-day annual user conference where they can learn best business practices and participate in networking opportunities designed to help fuel their business growth and success.  Program sessions typically include key topics needed to thrive within the competitive wellness industry market – from the latest trends in consumer marketing and social media, to selling strategies and strategic business partnerships – taught by MINDBODY team members, industry experts and fellow MINDBODY subscribers.

•

Hardware & Merchandise.  We offer point-of-sale hardware, such as cash drawers, receipt printers and bar code scanners, as well as branded key chain tags and gift cards our subscribers may require.  We also offer smartphone and tablet credit card readers, which are rapidly supplanting these legacy point-of-sale devices.

Key Benefits to MINDBODY’s Constituents

Benefits to subscribers and wellness practitioners:

•

Simplified Operations.  Our business management software and payments platform allows subscribers and practitioners to streamline and simplify their operations.  MINDBODY automates a large number of time-consuming workflows, thus reducing the administrative effort and time subscribers and their employees need to invest in business operations.

•

Greater Focus on Clients.  By simplifying the operations of wellness businesses, we enable subscribers and practitioners to focus on their clients.  In addition, our analytical tools provide critical insights that help subscribers focus on optimizing their business and achieving their goals.

•

Increased Growth in Client Base and Revenue.  We help our subscribers increase their consumer base by taking advantage of a free listing on the MINDBODY app, making them visible to a larger pool of consumers.  Subscribers who choose to opt in to the fee-based MINDBODY Marketing Platform receive greater exposure through additional promotion of their introductory offers or deals on various screens throughout the app, as well as featured placement on third-party partner apps and/or websites. Moreover, by having the ability to send reminders, promotions and special offers via email, text or in-app notifications to consumers based on a record of their past interactions, subscribers can increase their consumer engagement and loyalty.  We also help subscribers sell their products and services through a variety of channels – an online store, their website or the MINDBODY Marketing Platform, thus helping them to increase their revenue opportunities.

Benefits to consumers:

•

Convenient Single Interface for a Variety of Wellness Services.  We offer consumers a single platform to discover, evaluate and book wellness services for the entire family.  Our subscribers include a large variety of wellness businesses such as fitness studios, yoga, Pilates, massage, salons, and spas. We provide convenient “one-stop-shop” access to our subscribers’ wellness services through a single searchable interface.  In addition, reviews on our platform can only be written by consumers who have actually participated in a class or used a service.  As a result, consumers are able to access credible reviews that provide a basis for informed decisions.

•

Time Savings and a Higher Engagement in Wellness Activities.  We believe that our platform saves consumers time that would otherwise be required to perform online searches, browse through numerous websites and make phone calls to schedule or manage their desired wellness services.  We also believe that our ability to allow consumers to more easily manage their wellness routine and consume more wellness services on a regular basis, increases their engagement in wellness activities.

•

Ability to Track Personal Health Data with Each Wellness Activity.  New technologies, including third-party wearable fitness trackers, and mobile apps within the health and fitness category, enable consumers to track various aspects of their health and fitness.  As part of this trend, the MINDBODY app offers consumers the ability to track their personal health data, and to monitor the effectiveness of their wellness activities.  With the MINDBODY app, consumers can access their wellness activity history, such as class attendance frequency and class duration, as well as personal activity data tracked by integrated wearable devices.

Benefits to employers:

•

Ability to Empower Employees with a Variety of Wellness Choices.  MINDBODY Workplace enables employees to access a wide variety of wellness services that can be subsidized by their employers.  Employees are not limited to on-site services or receiving a subsidy at a local gym.  With the wide variety of wellness businesses on our platform, employees have the freedom to select from a broad range of wellness services to fulfill their health and fitness objectives.

•

Analysis and Tracking of Program Engagement and Effectiveness.  The MINDBODY Workplace Corporate Dashboard enables employers to gain insights into employee engagement and aggregate usage of corporate incentives for further analysis.  We believe our Workplace offering helps employees live healthier, happier and more productive lives, while enabling employers to reap greater staff productivity, lower attrition and reduced healthcare costs.

Competition

The market for business management software and payments solutions for wellness businesses is highly competitive, fragmented and rapidly evolving due to technological innovations.  We believe our competitors fall into the following primary categories:

•	On-premise software providers and small cloud-based providers that typically focus on a specific vertical within the wellness services industry;
•	Cloud-based software providers that offer generic scheduling tools with minimal customization by vertical;
•	Payments providers that offer basic scheduling tools.

The principal competitive factors in our market include:

•	Industry expertise
•	Depth of product functionality and ease of use
•	Brand recognition and reputation
•	Ability to drive consumer demand via a large and rapidly growing consumer network
•	24/7 customer service
•	Product extensibility via APIs
•	Integration with mobile devices
•	Integration with payments processing
•	Marketing capabilities and analytics
•	Strong company culture
•	Security and reliability
•	Global presence

We believe that we compete favorably on the factors described above.  However, many of our competitors have greater financial, technical and other resources, greater name recognition and larger sales and marketing budget; therefore, we may not always compare favorably with respect to some or all of the factors above.

Our Technology

We have developed our proprietary technology platform over the last decade, with a focus on delivering industry-leading breadth and flexibility of functionality.  Demands and expectations are ever increasing and through continuous innovation we strive to delight our users.  Our platform is built API-first with a service- oriented multi-tenant architecture, making it fully extensible to our business and consumer web and mobile applications, as well as complementary technology partner integrations.  Maintaining the integrity and security of our technology platform is mission critical to our business and our subscribers’ success.

•

Reliable.  Our platform is engineered to provide high reliability and availability.  Our uptime service-level agreement (SLA) is 99.90%.  Our infrastructure is hosted in two dual redundant Tier 4 (the highest rating available) data centers separately located in North America.  Our network operations center provides 24/7 monitoring of hundreds of sensors on all systems, including global synthetic and real user monitoring to ensure we have complete visibility into our platform and instantly respond to any potential service issue.
•

Secure.  Our platform hosts a large quantity of subscriber data and processes a large volume of business-to-consumer transactions.  We therefore maintain a comprehensive security program designed to help safeguard the confidentiality, integrity and availability of our subscribers’ data, which includes both organizational and technical control measures.  Our platform includes a host of third-party encryption, malware prevention, firewall and intrusion detection, data loss detection and patch management technologies to protect and maintain all systems.  We routinely audit and review our security program.  In addition, we regularly obtain third-party security audits of our technical operations and procedures covering data security to include the Payment Card Industry Data Security Standard, or PCI-DSS, as well as Statement on Standards for Attestation Engagements No. 16, or SSAE 16, and Service Organizations Controls 2, or SOC 2 Type I Attestation.

•

Scalable.  We have developed a robust and scalable platform that processes more than 40 million queries per day. By leveraging best-in-breed technology components, server virtualization, and a service-oriented architecture, we believe we can seamlessly scale our compute and storage capacity.

Our Subscribers

We have a diverse subscriber base with over 51,000 subscribers located in over 130 countries and territories across a variety of industries within the wellness services industry.  No single subscriber represented more than 10% of our total revenue in any of fiscal 2015, 2014 or 2013, respectively.

Our Culture and Employees

Our company and employees share an exceptional corporate culture that is built upon a detailed set of core values that are reinforced throughout the company through new hire orientation, monthly corporate wellness initiatives and annual performance appraisals.  Our employees thrive in a nurturing environment that is driven by innovation, passion for health and wellness and dedication towards excellent subscriber experience.

MINDBODY earned Glassdoor’s Employees’ Choice Award in December of 2013, 2014, and 2015, ranking among the “Top 50 Best Places to Work” as determined by employee ratings and reviews provided to Glassdoor.com.

As of December 31, 2015, we had 1,226 employees.  None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement.  We have never had a work stoppage, and we consider our relationship with our employees to be good.

Sales and Marketing

We deploy a direct sales approach driven by an outbound tele-sales team based in San Luis Obispo, California; East Hampton, New York; Dallas, Texas; London, United Kingdom; and Sydney, Australia.  Our sales team qualifies and manages prospective and current subscribers, aiming to initiate, retain, and expand their use of our platform over time.  Our sales team partners with sales engineers to provide consultation and product demonstration to prospects to accelerate the onboarding of new subscribers.

Our marketing efforts are focused on generating awareness of our platform, creating sales leads, establishing and promoting our brand, and cultivating a community of successful and vocal subscribers and consumers.  We utilize both online and offline marketing initiatives, including search engine and email marketing, online display and print advertising, participation in trade shows, events and conferences, permission marketing, social media and media outreach, and strategic partnerships and endorsements.

Our sales prospecting, lead qualification and lead development functions are performed by sales associates, the majority of whom work part-time schedules.  Our sales and marketing headcount as of December 31, 2015 was 422.  Our sales and marketing expenses were $46.3 million, $30.9 million and $21.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Research and Development

Our research and development organization is responsible for the ideation, research, design, development and testing of all aspects of our platform.  To create a roadmap that meets the needs of our subscribers, we emphasize collaboration during the development process.  Subscribers provide direct input through dialog with our customer support, product management, and user experience teams, as well as our community forum and feature utilization data.  We deploy new features, functionality, and technologies for our platform through monthly software releases or updates to minimize disruption and deliver continuous improvement.

As of December 31, 2015, we had 224 employees in our research and development organization, which is based in San Luis Obispo, California, as well as seven outsourced developers in India.  Our research and development expenses were $23.1 million, $16.2 million, and $10.5 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

Intellectual Property

We rely on a combination of trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We have also developed a patent program and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology.  We have eleven U.S. patent applications pending.  We also have seven pending patent applications in jurisdictions outside of the United States.  We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks, and domain names in the United States and in other key jurisdictions.  We are the registered holder of a variety of U.S. and international domain names that include the term MINDBODY and similar variations.  We use several trademarks or registered trademarks for our products and services, including “MINDBODY,” “MINDBODY Express,” “MINDBODY Class Check-in,” “MINDBODY Workplace,” “MINDBODY Engage,” and several logos and images, such as the Enso logo, as well as the slogans “LOVE YOUR BUSINESS” and “BOOK YOUR BEST DAY. EVERY DAY.”

We also rely on certain intellectual property rights that we license from third parties, including under certain open source licenses.  Though such third-party technologies may not continue to be available to us on commercially reasonable terms, we believe that alternative technologies would be available to us, if needed.

Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf and agreeing to protect our confidential information.  All of our key employees and contractors have done so.  In addition, we generally enter into confidentiality agreements with our vendors and subscribers.  We also control and monitor access to, and distribution of, our software, documentation, and other proprietary information.

Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours.

Some license provisions protecting against unauthorized use, copying, transfer and disclosures of our products may be unenforceable under the laws of certain jurisdictions and foreign countries.  In addition, the laws of some countries do not protect proprietary rights to as great of an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.  To the extent that we expand our international activities, our exposure to unauthorized copying and use of our products and misappropriation of our proprietary information may increase.

We expect that software and other solutions in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlap.

Seasonality

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others.  We believe this variability is largely due to our focus on the wellness services industry, as many of our subscribers experience an increase in demand for their services in the first quarter of each year due to their consumers becoming more motivated to pursue health and fitness goals in the new year. However, this seasonality may not be fully evident in our historical business performance because of our significant growth. If our revenue growth rate slows, we expect that the seasonality in our business may become more pronounced and may cause our operating results to fluctuate in the future.

Segments

We have one operating and reporting segment consisting of various products and services that are all related to our integrated cloud-based business management software and payments platform for the wellness services industry. For our revenue, net loss and total assets, see our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on 10-K.

Geographic Information

Financial information about geographic areas is set forth in Note 12 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information in Part 1, Item 1A: “Risk Factors” under the caption “Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.”

Government Regulation

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations.

HIPAA, Privacy and Data Security Regulations

In connection with providing online scheduling services for certain subscribers, we may be subject to specific compliance obligations under privacy and data security laws, including but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state laws that govern the collection, use, protection, and disclosure of personally identifiable information.  HIPAA imposes specific requirements regarding data privacy and security on covered entities (providers, health plans and health care clearinghouses); business associates (entities that may perform services for covered entities, pursuant to which they may access personal information); and business associates’ subcontractors, including us.  We are therefore required to adopt certain practices and enter into certain contracts agreeing to protect personal information in specific ways.  There may be civil and criminal penalties, as well as contractual ramifications, for violating HIPAA.

Corporate Information

We were organized as a California limited liability company in February 2001 and converted into a California corporation in October 2004. We were reincorporated in Delaware in March 2015. Our principal executive offices are located at 4051 Broad Street, Suite 220, San Luis Obispo, California 93401, and our telephone number is (877) 755-4279. Our website address is www.mindbodyonline.com, and our investor relations website is located at http://investors.mindbodyonline.com.  Information contained on, or that can be accessed through, our website, does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Unless expressly indicated or the context requires otherwise, the terms “MINDBODY,” “company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to MINDBODY, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The Enso design logo, “MINDBODY,” “MINDBODY Express,” “MINDBODY Class Check-in,” “MINDBODY Workplace,” “MINDBODY Engage,” as well as the slogans “LOVE YOUR BUSINESS” and “BOOK YOUR BEST DAY. EVERY DAY.” are trademarks or registered trademarks of MINDBODY.  Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.  We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission’s, or SEC, Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website located at http://investors.mindbodyonline.com. Press releases and corporate governance information, including our board committee charters, code of business conduct and ethics, and corporate governance principles, are also available on our investor relations page of our website.

Executive Officers of MINDBODY

The following table provides information regarding our executive officers as of February 29, 2016:

Name	Age	Position

Richard L. Stollmeyer	50	President, Chief Executive Officer and Chairman of the Board of Directors

Robert Murphy	59	Chief Operating Officer and Director

Brett White	53	Chief Financial Officer

Chet Brandenburg	38	Chief Product Officer

Bradford L. Wills	39	Chief Strategy Officer

Kimberly Lytikainen	49	General Counsel, Secretary and Compliance Officer

Richard L. Stollmeyer. Mr. Stollmeyer is one of our founders and has served as our President and Chief Executive Officer and as Chairman of our board of directors since October 2004. Mr. Stollmeyer holds a B.S. degree in Political Science and Russian Language, with a concentration in International Relations, from the United States Naval Academy.

Robert Murphy. Mr. Murphy is one of our founders and has served as our Chief Operating Officer since November 2011, and as a member of our board of directors since October 2004. Mr. Murphy also served as our Chief Financial Officer from October 2004 to August 2010. Prior to joining our company, Mr. Murphy owned and operated several yoga studios in the New York City area. Mr. Murphy holds a B.S. degree in Communications from Boston University.

Brett White. Mr. White has served as our Chief Financial Officer since July 2013. From January 2008 to July 2013, Mr. White served as Chief Financial Officer at Meru Networks, Inc., a provider of Wi-Fi solutions. From November 2005 to December 2007, Mr. White served as Chief Financial Officer at Fortinet, Inc., a provider of network security solutions. Mr. White holds a B.A. degree in Business Economics from the University of California, Santa Barbara.

Chet Brandenburg. Mr. Brandenburg has served as our Chief Product Officer since July 2011. Mr. Brandenburg also served as our Chief Technology Officer from May 2006 to July 2011 and as our Vice President, Development from October 2004 to May 2006. Mr. Brandenburg holds a B.S. degree in Computer Science from California Polytechnic State University, San Luis Obispo.

Bradford L. Wills. Mr. Wills has served as our Chief Strategy Officer since November 2014. From May 2013 to November 2014, Mr. Wills served as our Senior Vice President of Corporate Development. From July 2006 to May 2013, Mr. Wills served as Vice President, Corporate Development, Mergers and Acquisitions at Active Network, a software-as-a-service company. Mr. Wills holds a B.S. degree in Finance and International Business from Georgetown University and an M.B.A. degree from the University of Texas at Austin.

Kimberly Lytikainen. Ms. Lytikainen has served as our General Counsel since July 2014, our Corporate Secretary since March 2015, and as our Compliance Officer since June 2015.  From June 2013 to July 2014, Ms. Lytikainen served as Associate General Counsel at Pivotal Software, Inc., a provider of computer software and services. From April 2006 to June 2013, Ms. Lytikainen served as Vice President, Assistant General Counsel at NVIDIA Corporation, a visual computing company. Ms. Lytikainen holds a B.A. degree in Political Science and Government from Florida State University, and a J.D. degree from Loyola Law School, Loyola Marymount University.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk.  You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our Class A common stock.  Any of the following risks could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our Class A common stock to decline, which would cause you to lose all or part of your investment.

Risks Related to Our Business

We have a history of losses, and we may not achieve or maintain profitability in the future.  In addition, our revenue growth rate may not sustain the levels experienced in recent years.

We have incurred a net loss in each year since our inception, including a net loss of $36.1 million, $24.6 million and $16.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.  For the years ended December 31, 2015, 2014 and 2013, our revenue was $101.4 million, $70.0 million and $48.7 million, respectively, representing a 45% and 44% growth rate, respectively.  We may not achieve similar revenue growth rates in future periods.

While our aim is to achieve profitability, we have expended and expect to continue to expend financial and other resources on, among other things:

•

continuing the development of our platform, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability and security of our platform;

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

If we expend more resources on growing our business than currently anticipated or if we encounter unforeseen operating expenses, difficulties, complications, and other unknown factors, we may not be able to achieve or sustain profitability.

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

The vast majority of our subscription revenue is derived from subscriptions to our platform that have monthly terms.  For us to maintain or improve our operating results, it is important that our subscribers renew their subscriptions each month.  Our retention rate may decline or fluctuate as a result of a number of factors, including our subscribers’ satisfaction with our platform, our customer support, our prices, the prices of competing software systems, system uptime, network performance, data breaches, mergers and acquisitions affecting our subscriber base, the effects of global economic conditions and reductions in our subscribers’ spending levels.  If our subscribers do not renew their subscriptions or renew but shift to lower tier software subscriptions, our revenue may decline and we may not realize improved operating results from our subscriber base.

If we are not able to enhance our platform to achieve market acceptance and keep pace with technological developments, our business would be harmed.

Our ability to attract new subscribers and increase revenue from existing subscribers depends in large part on our ability to enhance and improve our existing platform and to introduce new products and services, including products and services designed for a mobile user environment.  To grow our business, we must develop products and services that reflect the changing nature of business management software and expand beyond our core scheduling and point-of-sale functionality to other areas of managing relationships with our subscribers, as well as their relationships with consumers.  For example, in 2013, we expanded our platform to include MINDBODY Connect (now the MINDBODY app), and in 2015, we introduced MINDBODY Workplace and the MINDBODY Marketing Platform, and began providing automated marketing functionality with our higher-priced subscriptions.  The success of these and any other enhancements to our platform depends on several factors, including timely completion, adequate quality testing and sufficient demand. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the market acceptance necessary to generate sufficient revenue.  If we are unable to successfully develop new products or services, enhance our existing platform to meet subscriber requirements or otherwise gain market acceptance, our business and operating results will be harmed.

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

Because data security is a critical competitive factor in our industry, we make statements in our privacy policies and terms of service, through our certifications to privacy standards, and in our marketing materials, describing the security of our platform, including descriptions of certain security measures we employ.  Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the United States Federal Trade Commission, state, local or foreign regulators or private litigants.

Our payments platform is a core element of our business, and any failure to grow and develop our payment processing activities, or to anticipate changes in consumer behavior, could materially and adversely affect our business and financial results.

Our payments platform is a core element of our business.  For the years ended December 31, 2015, 2014 and 2013, our payments platform generated 37%, 37% and 35% of our total revenue, respectively. Our future success depends in large part on the continued growth and development of our payment processing activities.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.

The continued growth and development of our payment processing activities will depend on our ability to anticipate and adapt to changes in consumer behavior.  For example, consumer behavior may change regarding the use of credit card transactions, including the relative increased use of cash, crypto-currencies, other emerging or alternative payment methods and credit card systems that we or our processing partners do not adequately support or that do not provide adequate commissions to Independent Sales Organizations such as us.  Any failure to timely integrate emerging payment methods (e.g., Apple Pay or Bitcoin) into our software, anticipate consumer behavior changes, or contract with processing partners that support such emerging payment technologies could cause us to lose traction among our subscribers, resulting in a corresponding loss of revenue, in the event such methods become popular among their consumers.

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

We depend on our third-party processing partners to perform payment processing services, which generate almost all of our payments revenue.  Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business.  A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our subscribers, including losses caused by chargebacks and subscriber fraud.  We have in the past and may in the future incur losses caused by chargebacks and subscriber fraud.  In the event of a significant loss by our processing partners, we may be required to pay-out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts.  A contractual dispute with our processing partners could adversely impact our revenue.  Certain contracts may expire or be terminated, and we may not be able to replicate the associated revenue through a new processing partner relationship for a considerable period of time.  In addition, the failure of any third-party processing partner to provide accurate and timely reporting could adversely impact our ability to report accurate and timely revenue in accordance with GAAP.

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

Personal privacy, information security, and data protection are significant issues in the United States, Europe and many other jurisdictions where we offer our platform.  The regulatory framework for privacy, security, and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.  The United States federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and the Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to enforce regulations related to the online collection, use and dissemination of personally identifiable information and other data.  Some of these requirements include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers.  Even though we may have contractual protections with our service providers, notifications related to a security breach could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets or cause us to lose existing customers.

Further, many foreign countries and governmental bodies, including the European Union, or EU, and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction.  These laws and regulations often are more restrictive than those in the United States.  Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses.    With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the United States Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area, or EEA, to the United States. As a result of an October 2015 decision (referred to as the ECJ Ruling) of the European Union Court of Justice, or ECJ, the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with European legal restrictions regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we anticipate engaging in measures to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling.  U.S. and EU authorities reached a political agreement on February 2,

2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States.  We may be unsuccessful in establishing legitimate means for us to transfer such personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.  For example, the European Commission is considering adopting a new data protection regulation that would impose more stringent data protection requirements and provide for greater penalties for noncompliance.  Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our subscribers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our subscriber base and increase our revenue.  New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations.  In view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.  Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.  We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.  Any of these developments could harm our business, financial condition and results of operations.  Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our subscribers may limit the use and adoption of, and reduce the overall demand for, our platform.  Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

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

Our continued growth depends in part on the ability of our existing and potential subscribers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for its continued performance.  We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, or other security related incidents.  For example, in 2011, we were subject to a denial-of-service attack that rendered our core software inaccessible for several hours.  In addition, from time to time we experience limited periods of server downtime due to server failure or other technical difficulties.  In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases due to, among other things, a growing number of subscribers and consumers originating from and demanding service in a greater number of countries.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, subscriber or consumer data may be permanently lost.  Moreover, our online subscription agreement includes a limited warranty that enables subscribers to be eligible for credits if cumulative service levels over a certain period of time drop below 99.90%.  If we experience significant periods of service downtime in the future, we may be subject to claims by our subscribers against these warranties.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects.

Because our platform is complex, undetected errors, failures, vulnerabilities or bugs may occur, especially when updates are deployed or if there are issues with our secure access management procedures.  Our platform is often used in connection with computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors in or failures of our platform or other aspects of the computing environments.  In addition, deployment of our platform into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities or bugs in our platform.  Despite testing by us, errors, failures, vulnerabilities or bugs may not be found in our platform until after it is deployed to our subscribers or their consumers.  We have discovered, and expect to discover in the future, software errors, failures, vulnerabilities and bugs in our platform, and we anticipate that certain of these errors, failures, vulnerabilities and bugs will only be discovered and remediated after deployment to subscribers.  Real or perceived errors, failures or bugs in our platform could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position or claims by subscribers for losses sustained by them.  In such an event, we may be required, or may choose for subscriber relations or other reasons, to expend additional resources in order to help correct the problem.

Failure to effectively expand our sales capabilities could harm our ability to increase our subscriber base and achieve broader market acceptance of our platform.

Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing efforts and on our direct sales force to obtain new subscribers.  From December 31, 2013 to December 31, 2015, our sales and marketing organizations increased from 318 to 422 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  If our sales expansion efforts do not generate a significant increase in revenue, our business and future growth prospects could be harmed.

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

In deploying and using our platform, our subscribers depend on our 24/7 customer support team to resolve complex technical and operational issues, including ensuring that our platform is implemented in a manner that integrates with a variety of third-party platforms.  We may be unable to respond quickly enough to accommodate short-term increases in subscriber demand for customer support.  We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in customer support services provided by our competitors.  Increased subscriber demand for customer support, without corresponding revenue, could increase costs and adversely affect our operating results.  Our sales are highly dependent on our business reputation and on positive recommendations from our existing subscribers.  Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation and brand, our ability to sell our platform to existing and prospective subscribers, our business, operating results and financial position.

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

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control.  If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our Class A common stock could decline substantially.  Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new subscribers, retain and increase sales to existing subscribers and satisfy our subscribers’ requirements;
•	the volume of transactions processed on our payments platform;
•	the variability of revenues derived from our partners;
•	the number of new employees added;
•	the rate of expansion and productivity of our sales force;
•	the entrance of new competitors in our market, whether by established companies or new companies;
•	changes in our or our competitors’ pricing policies;
•	the amount and timing of operating costs and capital expenditures related to the expansion of our business, including our sales force;
•	new pricing models, products, features or functionalities introduced by our competitors;
•	significant security breaches, technical difficulties or interruptions to our platform and any related impact on our reputation;
•	the timing of payments by subscribers and other payment processing partners and payment defaults by subscribers or other payment processing partners;
•	litigation, including class action litigation, involving our company, our services or our industry;
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

We have recently experienced a period of rapid growth in our operations and employee headcount.  In particular, we grew to 1,226 employees as of December 31, 2015 from 1,035 employees as of December 31, 2014, and have also significantly increased the size of our subscriber base from 40,517 to 51,481 over the same period.  Moreover, we anticipate that we will continue to expand our operations and employee headcount in the near term, both domestically and internationally, particularly with respect to our sales force.  This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure.  Our success will depend in part on our ability to manage this growth effectively.  To manage the expected growth of our operations and personnel, we will need to scale our technology infrastructure and continue to improve our operational, financial and management controls, and our reporting systems and procedures.  Failure to effectively manage growth could result in difficulty or delays in onboarding new subscribers, declines in quality or subscriber satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties.  Any of these difficulties could adversely impact our business performance and operating results.

If we fail to effectively manage our growth in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.

From December 31, 2014 to December 31, 2015, we increased the size of our workforce by 191 employees, and we expect to continue to increase our headcount as we expand our operations both in the United States and abroad.  We believe that our corporate culture fosters innovation, creativity and teamwork.  However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of such culture, and the failure to do so could adversely impact our ability to retain and attract the kind of employees necessary for our future success.  If we are unable to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could adversely affect our brand and reputation and harm our ability to retain and attract subscribers.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel.  Competition for these personnel in the locations where we maintain offices is intense, especially in the San Luis Obispo area, where our headquarters is located, due in part to the relatively close proximity to the San Francisco Bay Area.  We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications.  In some cases, we have recruited employees from the San Francisco Bay Area and other regions with a greater supply of sales and engineering talent, and in such cases, we have sometimes found it necessary to offer compensation packages that were larger than would have been necessary if no relocation had been required.  Many of the companies with which we compete for experienced personnel have greater resources than we have and are located in areas in which sales and engineering talent is more readily available.  Moreover, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment.  If the perceived value of our equity awards declines, our ability to recruit and retain highly skilled employees may be adversely impacted.  If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

If our current or future subscription or pricing models are not acceptable to our customers, our operating results will be harmed.

In January 2015, we introduced changes to our pricing model for new subscribers, and in the future we expect to make further changes to our pricing model from time to time.  As the market for our platform matures, or as competitors introduce new products, services, or pricing models that compete with our offerings and pricing, we may be unable to attract new subscribers at the same price or based on the same pricing models that we have used historically.  Moreover, we have limited experience selling subscriptions to larger organizations, which may demand substantial price concessions.  As a result, in the future, we may be required to reduce our prices or customers may migrate to lower tier offerings, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.

If we are not able to maintain and enhance our brand, then our business, operating results, and financial condition may be adversely affected.

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

Our financial results may fluctuate due to increasing variability in our sales cycles due to, among other things, an expansion of the focus of our sales efforts to include larger organizations.

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

Other factors that may influence the length and variability of our sales cycle include:

•	our pricing terms, which were updated in January 2015, and will continue to vary over time;
•	the need to educate prospective subscribers about the uses and benefits of our platform;
•	the discretionary nature of purchasing and budget cycles and decisions;
•	the competitive nature of evaluation and purchasing processes;
•	evolving functionality demands;

•	announcements or planned introductions of new products, features or functionality by us or our competitors; and
•	lengthy purchasing approval processes, particularly among larger organizations.

If we are unsuccessful expanding sales to larger organizations, our business and results of operations could be adversely affected.  In addition, if we are unable to close one or more expected significant transactions with subscribers in a particular period, or if one or more expected transactions are delayed until a subsequent period, our operating results for that period, and for any future periods in which revenue from such transactions would otherwise have been recognized, may be adversely affected.

Our future performance depends in part on support from our partner ecosystem.

We depend on our partner ecosystem to create apps that will integrate with our platform.  This presents certain risks to our business, including:

•

these apps may not meet the same quality standards that we apply to our own development efforts (including, among other things, data and privacy protections), and to the extent they contain bugs or defects, they may create disruptions in our subscribers’ use of our platform or adversely affect our brand;

•

we do not currently provide substantive support for software apps developed by our partner ecosystem, and users may be left without adequate support and potentially cease using our platform if our partners do not provide adequate support for these apps;

•	our partners may not possess the appropriate intellectual property rights to develop and share their apps;
•	our relationship with our partners may change, which could adversely affect our revenue;
•	some of our partners may use the insight they gain from integrating with our software and from information publicly available to develop competing products or product features; and
•	our partners may establish relationships with, or functionality to offer to, our subscribers that diminish or eliminate the need or desire for our API.

The number of actual consumers using our platform may be lower than the number we have estimated.

We estimate that approximately 28 million active consumers used our platform during the two years ended December 31, 2015.  While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline.

Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.

In the years ended December 31, 2015, 2014 and 2013, we derived 16%, 16% and 14% of our revenue from subscribers located outside of the United States, respectively.  We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.

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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities.  Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.  We use third-party representatives to sell our products and services abroad.  In addition, as we increase our international sales and business, we may engage with additional business partners and third-party intermediaries to sell our products and services abroad and to obtain necessary permits, licenses, and other regulatory approvals.  We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-

owned or affiliated entities.  We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

We may be sued for various claims including, among others, commercial claims, employment claims, and alleged infringement of third party proprietary rights.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.  These may include claims, suits, class actions, government investigations and other proceedings involving alleged infringement of third party patents and other intellectual property rights, or commercial, corporate and securities, labor and employment, wage and hour and other matters.  There is considerable patent and other intellectual property development activity in our industry.  Our future success depends in part on not infringing upon the intellectual property rights of others.  From time to time, we may receive claims from third parties, including our competitors that our platform and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights.  We may be unaware of the intellectual property rights of others that may cover some or all of our technology.  Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform, or require that we comply with other unfavorable terms.  We may also be obligated to indemnify our subscribers or business partners in connection with any such litigation and to obtain licenses, modify our platform or refund subscription fees, which could further exhaust our resources.  In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our platform or refunds to subscribers of subscription fees.  Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations.

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

Our success and ability to compete depend in part upon our intellectual property.  We currently have eighteen pending patent applications, but there is no guarantee that such applications will result in issued patents.  We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, subscribers, partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.

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

Our subscribers may become dissatisfied with our platform if they receive negative reviews from consumers using the MINDBODY app.  In addition, we may face potential liability and expense for legal claims based on the content of such reviews on the app.

Our subscribers consist of businesses in the wellness services industry, including studios that offer yoga, Pilates, barre, indoor cycling, personal training, strength conditioning, martial arts and dance exercise, as well as spas, salons, music instruction studios, dance studios, children’s activity centers and integrative health centers.  In addition to the business management software we provide to our subscribers, we also offer the MINDBODY app (formerly Connect), which is a consumer-facing app that allows consumers to discover, book and pay for the wellness services offered by our subscribers.  After receiving a service or taking a class booked through the MINDBODY app, consumers can rate their experience by posting reviews.  If consumers use the app to post negative reviews regarding our subscribers or their practitioners, our subscribers may become dissatisfied with our platform and cancel their subscriptions or not use the app to market their services to a broader group of consumers.  In addition, there is a risk that consumers may post comments on the MINDBODY app that give rise to potential claims against us, including claims by our subscribers or other third parties for defamation, libel, negligence and copyright or trademark infringement.  Any such claims could divert the time and attention of management away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims.  In some instances, we may elect or be compelled to remove reviews or other posted content and may be forced to pay substantial damages.  If the reviews or other content posted by consumers on MINDBODY app give rise to the consequences described above, our business and financial performance could be adversely affected.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financings, loan facilities, financing agreements for software and license maintenance and subscription payments by our subscribers for use of our platform.  In the future, we intend to continue to make investments to support our business growth, and we may require additional capital to respond to business opportunities, challenges, acquisitions, and a decline in the level of subscriptions for our platform or unforeseen circumstances.  We may not be able to timely secure additional debt or equity financing on favorable terms, or at all.  Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock.  If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our loan agreement contains operating and financial covenants that restrict our business and financing activities.

Borrowings under our loan agreement with Silicon Valley Bank are secured by substantially all of our assets, including our intellectual property.  In addition, borrowings under our loan agreement are based on a percentage of our monthly recurring revenue for the prior months, up to $20 million.  If our revenue declines, our ability to draw under the loan agreement could be adversely affected.

Our loan agreement also restricts our ability to, among other things:

•	sell or otherwise dispose of our assets;
•	make material changes in our business;
•	enter into a transaction in which stockholders who were not stockholders immediately prior to such transaction own more than 40% of our voting stock after giving effect to such transaction;
•	consolidate, merge with, or acquire other entities;
•	incur additional indebtedness;
•	create liens on our assets;
•	pay dividends or make other distributions on our capital stock;
•	make investments;
•	enter into transactions with affiliates; and
•	pay off or redeem subordinated indebtedness.

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

Our independent registered accounting firm has not conducted an audit of our internal controls over financial reporting. However, in connection with past audits of our consolidated financial statements, we identified material weakness in the design of our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the audit of our consolidated financial statements as of and for the years ended

December 31, 2013 and 2014, we identified a material weakness related to the inadequate design and implementation of controls and procedures with respect to the identification of and evaluation of accounting for certain features, including the related fair value computation, and transactions related to our redeemable convertible preferred stock.  Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2015 in accordance with the provisions of the JOBS Act.

The material weakness from our 2013 and 2014 audit related to the control over the accounting for certain features of and transactions related to our redeemable convertible preferred stock. Immediately prior to the completion of our initial public offering, all shares of redeemable convertible preferred stock were automatically converted and reclassified into shares of Class B common stock. As a result, we are no longer subject to the accounting rules that gave rise to the material weakness and the related controls are no longer applicable. Nevertheless, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future.  If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our Class A common stock to decline.  As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $82.1 million and $78.2 million, respectively, due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire.  Our federal NOLs begin to expire in the year ending December 31, 2025, and our state NOLs begin to expire in the year ending December 31, 2019.  In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  Similar rules may apply under state tax laws.  During the year ended December 31, 2015, we completed an analysis under Section 382 of the Code through December 31, 2014, and determined that we experienced multiple ownership changes during this period which will limit future utilization of NOL carryforwards.  U.S. federal NOLs of approximately $430,000 are expected to expire due to limitations under Section 382 and, as such, have not been reflected in the NOL carryforward above. Future changes in our stock ownership, some of which are outside of our control, could result in additional ownership changes under Section 382 of the Code.  Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations.  There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Our corporate headquarters are located in San Luis Obispo, California, and we utilize data centers that are located in North America.  Key features and functionality of our platform are enabled by third parties that are headquartered in California and operate or utilize data centers in the United States.  Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services and sales activities.  The west coast of the United States contains active earthquake zones.  In addition, the Diablo Canyon nuclear power plant is located a short distance from San Luis Obispo.  In the event of a major earthquake, hurricane or other natural disaster, or a catastrophic event such as a nuclear disaster, fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our app development, lengthy interruptions in our platform, breaches of data security or data integrity and loss of critical data, all of which could have an adverse effect on our future operating results.

We are subject to governmental economic sanctions and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.

As a U.S. company, we are subject to U.S. export control and economic sanctions laws and regulations, and we are required to export our technology, software, products and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations and economic embargo and trade sanction programs administered by the Treasury Department’s Office of Foreign Assets Control. United States economic sanctions and export control laws and regulations prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions.  While we are currently taking precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by U.S. sanctions and to ensure that our business management software is not exported or used by countries, governments and persons targeted by U.S. sanctions, such measures may be circumvented.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of December 31, 2015, including our executive officers, employees and directors and their respective affiliates, collectively held approximately 94.2% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock.  These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

Future sales of shares of our Class A common stock in the public market, or the perception that such sales might occur, could depress the market price of our Class A common stock.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2015, we had 14.9 million shares of Class A common stock and 24.3 million shares of Class B common stock outstanding.  All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act and subject in some cases to our insider trading policy.

In addition, shares of our capital stock (including those shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class A common stock and Class B common stock) may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the award agreements. Certain of our existing stockholders are also entitled under contracts providing for registration rights, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Any sales of securities by these stockholders, or the expectation that such sales may occur, could have a material adverse effect on the trading price of our Class A common stock and make it more difficult for you to sell shares of our Class A common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the securities exchange on which our Class A common stock is traded and other applicable securities rules and regulations.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.  Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.  We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions.  If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile and may decline.

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

We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the 2016 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis.  However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report for the 2016 fiscal year or the date we are no longer an “emerging growth company” as defined in the JOBS Act pursuant to the exemptions contained in the JOBS Act.  To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Luis Obispo, California, where we operate under various leases for an aggregate of approximately 170,000 square feet of space.  These leases expire between January 2017 and June 2030.

We also lease office space in New York, Texas, the United Kingdom and Australia.  We lease all of our facilities and do not own any real property.  We intend to procure additional space as we add employees and expand geographically.  We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock began trading on the NASDAQ Global Market on June 19, 2015 under the symbol “MB.” Prior to that date, there was no public trading market for any of our common stock. There is no public trading market for our Class B common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our Class A common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2015
Second quarter (commencing June 19, 2015)	$16.25	$11.56
Third quarter	$17.45	$9.14
Fourth quarter	$18.39	$14.17

Holders

As of February 29, 2016, there were 48 holders of record of our Class A common stock and 109 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on June 19, 2015, in the Class A common stock of MINDBODY, Inc., the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base Period
Company / Index	6/19/2015	6/30/2015	7/31/2015	8/31/2015	9/30/2015	10/31/2015	11/30/2015	12/31/2015
MINDBODY, Inc.	$100.00	$119.64	$84.78	$121.28	$135.21	$135.29	$152.68	$130.88
S&P 500 Index	100.00	97.83	99.88	93.85	91.53	99.25	99.54	97.97
NASDAQ Computer Index	100.00	96.91	98.71	93.34	92.35	103.13	105.08	102.13

Recent Sales of Unregistered Securities

None.

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.  We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013, and consolidated balance sheet data as of December 31, 2015 and 2014 from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the fiscal year ended December 31, 2012, and the balance sheet data as of December 31, 2013, were derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2015	2014	2013	2012
Revenue	$101,369	$70,010	$48,687	$31,999
Cost of revenue (1)	37,190	30,004	21,890	13,411
Gross profit	64,179	40,006	26,797	18,588
Operating expenses:
Sales and marketing (1)	46,345	30,922	20,957	11,735
Research and development (1)	23,057	16,167	10,517	3,741
General and administrative (1)	29,530	18,422	10,730	8,111
Change in fair value of contingent consideration	(11)	(1,434)	428	—
Total operating expenses	98,921	64,077	42,632	23,587
Loss from operations	(34,742)	(24,071)	(15,835)	(4,999)
Change in fair value of preferred stock warrant	(25)	(283)	(302)	(515)
Interest income	12	—	—	6
Interest expense	(955)	(68)	(21)	(15)
Other income (expense), net	(132)	(68)	(26)	17
Loss before provision for income taxes	(35,842)	(24,490)	(16,184)	(5,506)
Provision for income taxes	246	116	63	13
Net loss	(36,088)	(24,606)	(16,247)	(5,519)
Accretion of redeemable convertible preferred stock	(9,862)	(21,311)	(27,892)	(13,025)
Deemed dividend—preferred stock modification	1,748	—	—	—
Net loss attributable to common stockholders	$(44,202)	$(45,917)	$(44,139)	$(18,544)
Net loss per share attributable to common stockholders, basic and diluted	$(1.68)	$(4.17)	$(4.10)	$(1.84)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	26,319,903	11,013,658	10,757,938	10,102,216

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012
Cost of revenue	$651	$220	$51	$—
Sales and marketing	3,533	196	56	—
Research and development	902	298	68	—
General and administrative	3,289	1,023	252	1,484
Total stock-based compensation expense	$8,375	$1,737	$427	$1,484

Consolidated Balance Sheet Data

	As of December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$93,405	$34,675	9,545
Restricted cash	—	772	2,533
Working capital	86,781	26,962	3,359
Total assets	141,414	73,051	30,735
Total deferred revenue	5,253	2,756	2,002
Total financing obligation	16,427	15,654	3,872
Preferred stock warrant	—	1,188	905
Total redeemable convertible preferred stock	—	166,448	95,224
Total stockholders’ (deficit) equity	105,783	(124,925)	(81,115)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

We are the leading provider of cloud-based business management software for the wellness services industry and an emerging consumer marketplace, with over 51,000 local business subscribers on our platform in 130 countries and territories. These subscribers employ over 277,000 practitioners who provide a variety of wellness services to approximately 28 million active consumers. Our integrated software and payments platform helps our subscribers simplify the way they run their businesses, attract and engage more consumers, boost their revenues and focus more on what they love to do – improving people’s lives. Moreover, we help consumers live healthier and happier lives by making it easier for them to discover, evaluate, engage and transact with wellness businesses.

We are also a leading payments platform dedicated to the wellness services industry. For the years ended December 31, 2015 and 2014, $7.1 billion and $6.3 billion in transaction volume occurred between consumers and subscribers within our marketplace, of which $5.1 billion and $4.1 billion flowed through our payments platform, respectively. This represents a $0.8 billion, or 14%, increase in transaction volume that occurred between consumers and subscribers within our marketplace and a $1.0 billion, or 23%, increase in transaction volume that flowed through our payments platform, respectively.

We were founded in 2001 with a vision to leverage technology to improve the wellness of the world by addressing the vast and growing demand for business management software specifically designed for the wellness services industry. We started as a hybrid desktop-web solution focused on yoga, Pilates and spinning businesses.  In 2005, we released our software as a service platform and began to scale our business into adjacent fitness categories, increasing our total addressable market and fueling growth in consumer online bookings.  Since then, we have made significant investments in our platform to enable increased penetration and continued growth in consumer online bookings.

In 2009, we released MINDBODY Finder, enabling available classes and appointments to be aggregated for consumer search; released our API Platform, enabling developers and integration partners to build custom private apps and consumer-facing businesses on our platform; and released aggregated consumer facing-scheduling capabilities to our consumer-facing partners.  In 2011, Fitness Mobile Apps used our API platform to build subscriber-branded apps that enabled consumers to search for and book classes easily from their mobile phones.  In 2013, we launched our MINDBODY Express mobile app for businesses and our MINDBODY Connect mobile offering for consumers, thus connecting consumers with local businesses and allowing them to discover, evaluate, book and pay for wellness services nearby.  When we released Connect in 2013, we introduced centralized consumer login, account management, consumer reviews and multiple credit card storage capabilities and released these capabilities exclusively on our own branded consumer app.

In 2015, we acquired Fitness Mobile Apps and rebranded it as MINDBODY Engage, providing our wellness business subscribers with the opportunity to create their own branded app experience.  Engage subscriptions more than doubled in our first year, and now serve more than 6,000 of our wellness business subscribers. We also launched our MINDBODY Class Check-In app which helps our subscribers create a better consumer experience at the front desk by allowing consumers to check themselves in, freeing up front desk staff to help others. At the end of 2015, we introduced a redesign of the award-winning MINDBODY Connect app – renaming it the MINDBODY app. In conjunction, we launched a new fee-based Marketing Platform which aggregates and promotes subscriber introductory offers throughout the MINDBODY app. The new app includes a recommendation engine that factors in consumer histories, preferences and geo-location to promote targeted wellness activity deals.

International expansion has been an important growth driver for us.  In 2008, we completed our first integration of payments functionality into our platform for subscribers in Canada.  In 2011, we opened our London sales office and integrated payments functionality into our platform for subscribers in the United Kingdom.  In 2012, we opened a customer support office in the United Kingdom and integrated payments functionality into our platform for subscribers in Australia and New Zealand.  In 2013, we opened our Sydney sales office. In 2015, we opened a sales office in Dallas, Texas, and we released integrated payments in Hong Kong and incorporated the direct debit methods favored in France, Italy, Spain, Germany, Austria, Switzerland and the Netherlands. By the end of 2015, we had complete payments integration in 45 countries and territories.

The following graphic highlights key milestones in our history:

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

We offer our software platform to our subscribers as a subscription-based service.  Historically, our software subscription pricing was based on the number of professionals employed by our subscribers.  In 2015, after substantial market testing and development, we began pricing our software subscriptions for new subscribers based on software functionality.  The vast majority of our subscribers subscribe to our software platform through one month contracts that are billed in advance.  We recognize software subscription revenue ratably over the term of the subscription period.  Additionally, we earn revenue based on the value of transactions processed by our subscribers utilizing our payments platform, net of the costs charged to us by our processing partners.

We have achieved rapid subscriber growth through our effective sales model. We sell our subscriptions through a direct sales team with our primary sales operations in San Luis Obispo, California, New York, Texas, the United Kingdom and Australia. Our sales team qualifies and manages prospective and current subscribers, aiming to initiate, retain, and expand their use of our platform over time. We benefit from organic search and positive word of mouth as well as network effects from practitioners who often recommend MINDBODY to their employers. In addition, through MINDBODY University events, subscriber conferences and webinars, we help our subscribers optimize their businesses and grow their revenue, which benefits us through improved subscriber retention and an increase in payments revenue. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to subscriber growth. We define active consumers as all unique consumers of our subscribers’ services who have used our platform to transact with our subscribers during the immediately preceding two years. We use a two-year period to align our metrics with those of most of our subscribers. Our subscribers typically define their active client base as consumers who have visited their businesses during a two-year time period. This active client base is equivalent to the active consumers on our platform.

Our integrated software and payments platform, along with our emerging consumer marketplace, creates powerful network effects. As more local wellness businesses adopt our platform, more subscriber listings appear on the MINDBODY app and third-party partner sites available through the MINDBODY Marketing Platform.  As awareness of these businesses increases through these marketing channels, they attract more consumers to our platform. Those consumers then attract even more businesses to our platform. As those businesses and consumers engage in more transactions on our platform, this increases payments and advertising revenue and enables additional revenue streams from demand generation. Similarly, as more corporate wellness subscribers adopt our corporate wellness offering, MINDBODY Workplace, their employees begin using our platform to redeem their corporate incentives, which leads to increased demand from local wellness businesses to adopt our platform.  As more local wellness businesses appear on the MINDBODY app, more employees use our platform to redeem their corporate incentives, which in turn leads to more corporate wellness subscribers being attracted to our platform. Finally, as we add more subscribers, consumers and employees to our wellness ecosystem, we attract more technology developers and partners who can use our open API to develop additional apps that extend the capabilities of our open platform.

We intend to continue scaling our organization in order to meet the needs of our growing subscriber base. We have invested and expect to continue to invest in our sales and marketing teams to sell our software and payments platform services globally. Our sales and marketing organizations headcount grew at a compound annual growth rate of 31% from 2012 to 2015. A key element of our growth strategy is the continuous enhancement and expansion of our software and payments platform by developing and implementing new features and functionality. Through consistent innovation, we have increased both the number of subscribers and the revenue we generate from our subscribers over time. We plan to continue to enhance our software architecture and enhance and expand our platform through ongoing investments in research and development and by pursuing strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. We also expect to continue to make investments in both our data center infrastructure and our customer service and subscriber onboarding teams to meet the needs of our growing user base. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of, and in preparation for, our expected increase in sales, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

During the years ended December 31, 2015, 2014 and 2013, our revenue was $101.4 million, $70.0 million and $48.7 million, representing year-over-year growth of 45%, 44% and 52%, respectively. Our net loss was $36.1 million $24.6 million and $16.2 million during the year ended December 31, 2015, 2014 and 2013, respectively. Our Adjusted EBITDA was negative $19.9 million, negative, $18.8 million, and negative $11.5 million during the year ended December 31, 2015, 2014 and 2013, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.” During the years ended December 31, 2015, 2014 and 2013 approximately 84%, 84%, and 87% of our revenue came from the United States, respectively. Our employee headcount has increased to 1,226 employees as of December 31, 2015 from 1,035 as of December 31, 2014, of which approximately 26% are engaged in supporting existing subscribers and approximately 53% are engaged in increasing our subscriber base, growing our consumer brand or developing future products.

Our Business Model

Our business model focuses on maximizing the lifetime value of a subscriber relationship.  We make significant investments in acquiring and onboarding new subscribers and believe that we will be able to achieve a positive return on these investments by retaining subscribers and expanding the revenue derived from our subscribers over the lifetime of the relationship.  In connection with the acquisition of new subscribers, we incur and recognize significant upfront costs.  These costs include sales; onboarding and marketing costs associated with acquiring new subscribers, such as sales commission expenses, which are expensed upfront; the cost of the onboarding personnel who provide the initial onboarding training to our new subscribers; marketing costs, which are expensed as incurred; and the cost associated with converting and importing subscriber data from competitors’ products.  Due to our subscription model, we recognize software subscription revenue ratably over the monthly term of the subscription period, which commences when all of the revenue recognition criteria have been met.  We recognize revenue from our payments platform on a net basis when the transactions occur. Although our objective is for each subscriber to be profitable for us over the duration of our relationship, the costs we incur with respect to any subscriber relationship, whether a new subscriber or to a lesser extent an upsell to an existing subscriber, may exceed revenue in early periods of the relationship because we recognize those costs faster than we recognize the associated revenue.  As a result, an increase in the mix of new subscribers as a percentage of total subscribers will initially have a negative impact on our operating results.

We realize different levels of profitability from our subscribers in large part depending on the fee level of their software subscription and the volume of transactions they process through our payments platform.  For new subscribers, our associated sales, onboarding and marketing expenses typically exceed the first year revenue we recognize from those subscribers.  For typical subscribers, their monthly subscriptions automatically renew each month.  As a result, our sales and marketing expenses associated with renewals for our existing subscribers have been de minimis.  Over the lifetime of the subscriber relationship, we incur sales and marketing costs to upsell the subscriber to higher levels of software functionality, to our payments platform, to our premium services and to our partners’ software offerings.  However, these costs are significantly less than the costs initially incurred to acquire the subscriber.

Key Metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for Year Ended December 31,
	2015	2014	2013
Subscribers (end of period)	51,481	40,517	31,043
Average monthly revenue per subscriber	$182	$155	$146
Payments volume (in billions)	$5.1	$4.1	$3.1
Dollar-based net expansion rate (end of period)	113%	109%	103%

•

Subscribers. Subscribers are defined as unique physical business locations or, in the case of our Solo software subscriptions, individual practitioners who have active subscriptions to our cloud-based business management software platform as of the end of the period. We believe the number of subscribers is a key indicator of the growth of our platform. Growth in the number of subscribers depends, in part, on our ability to successfully develop and market our platform to local wellness businesses and their consumers who have not yet become part of our network. While growth in the number of subscribers is an important indicator of expected revenue growth, it also informs our management’s decisions with respect to the areas of our business that will require further investment to support expected future subscriber growth. For example, as the number of subscribers increases, we will need to increase the headcount in our customer support organization and increase our IT infrastructure capital expenditures to maintain the effectiveness of our platform and the performance of our software for our subscribers and their consumers. The number of subscribers increased in 2015 and 2014, and we expect the number of subscribers to continue to increase in the future.  The growth rate of the number of subscribers declined in 2015 and 2014 and may continue to do so in the future as the size of our subscriber base increases.

•

Average Monthly Revenue per Subscriber.  We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships.  Average monthly revenue per subscriber is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month.  For periods greater than one month, the average monthly revenue per subscriber is the sum of the average monthly revenue per subscriber for each month in the period, divided by the number of months in the period.  Average monthly revenue per subscriber increased in 2015 and 2014, and we expect it to continue to increase in the future, although we expect the growth rate to fluctuate over time.

•

Payments Volume. We believe that payments volume is an indicator of the underlying current health of our subscribers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our subscribers and their consumers utilizing our payments platform. Payments volume increased in 2015 and 2014, and we expect it to continue to increase in the future.  The growth rate declined in 2015 and 2014 and may continue to do so in the future due to the increasing base amount of payments volume.

•

Dollar-Based Net Expansion Rate.  Our business model focuses on maximizing the lifetime value of a subscriber relationship. We can achieve this by focusing on delivering value and functionality that retains our existing subscribers and by expanding the revenue derived from our subscribers over the lifetime of the relationship by upselling the subscriber to higher priced subscription plans, utilization of our premium services, subscription to our technology partners’ software offerings and increasing the value of transactions that they process through our payments platform. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our subscribers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription, services and payments revenue for a set of subscriber accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription, services and payments revenue of our subscriber base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription, services and payments revenue of the same subscriber base included in our measure of base revenue at the end of the annual period being measured.

Non-GAAP Financial Measure

Adjusted EBITDA

To provide investors with additional information regarding our financial results prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have presented Adjusted EBITDA, which is a non-GAAP financial measure defined by us as our net loss before stock-based compensation expense, depreciation and amortization, change in fair value of contingent consideration, change in fair value of preferred stock warrant, impairment charges, provision for income taxes, and other income (expense), net, which consisted of interest income and expense, and other miscellaneous other income (expense). We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(36,088)	$(24,606)	$(16,247)
Stock-based compensation expense	8,375	1,737	427
Depreciation and amortization	6,516	4,574	3,479
Change in fair value of contingent consideration	(11)	(1,434)	428
Change in fair value of preferred stock warrant	25	283	302
Impairment charges	—	426	—
Provision for income taxes	246	116	63
Other (income) expense, net	1,075	136	47
Adjusted EBITDA	$(19,862)	$(18,768)	$(11,501)

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

Our total revenue consists of the following:

•

Subscription and services.  Subscription and services revenue is generated primarily from sales of subscriptions to our cloud-based business management software for the wellness services industry. The majority of subscription fees are prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis. Additionally, our subscribers can choose to enter into a separate contract with our technology partners to purchase additional features and functionalities. We receive a revenue share from these arrangements from our technology partners, which is recognized when earned. We also earn revenue from API partners for subscriber site access, data query, and consumer bookings through our platform. The revenue from API partners is recognized when earned. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts invoiced in excess of revenue recognized are deferred. Service revenue is generated primarily through our premium customer support offering and is recognized in the period in which it is earned.

•

Payments.  We earn payments revenue from revenue share arrangements with third-party payment processors on transactions between our subscribers who utilize our payments platform and their consumers. These payment transactions are generally related to purchases of classes, goods or services through a subscriber’s website, at its business location, and through the MINDBODY app. These transaction fees are recorded as revenue on a net basis when the payment transactions occur. We expect our payments revenue to increase in absolute dollars as we add new subscribers who utilize our payments platform, as existing subscribers increase the volume of transactions that they process through our payments platform.

•

Product and other.  We offer various point-of-sale system products and physical gift cards to our subscribers. Product and other revenue is recognized upon the delivery of these products to our subscribers. We expect product and other revenue to decline both in absolute dollars and as a percentage of total revenue as mobile point-of-sale systems and electronic gift cards become more prevalent in the marketplace.

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

•

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities, and allocated overhead. Sales and marketing expense is our largest operating expense, driving growth in subscribers, ARPS and consumer adoption, and we expect to continue to increase this expense in absolute dollars as we increase our sales and marketing efforts, although such expense may fluctuate as a percentage of total revenue.

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

•

Change in fair value of preferred stock warrant. The preferred stock warrant was classified as a liability on our consolidated balance sheet and re-measured to fair value at each balance sheet date with the corresponding charge recorded as change in fair value of preferred stock warrant. Upon the  completion of our initial public offering, the preferred stock warrant liability was reclassified to stockholders’ equity, at which time it was no longer subject to fair value accounting.

•	Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations.
•

Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations. Interest expense has not been material to our operations, but we expect it to increase in future periods as we entered into a build-to-suit lease agreement that includes an interest component. In addition, we entered into a line of credit agreement in January 2015, and any future draws on this agreement will incur interest expense and result in increased interest expense in future periods.

•	Other income (expense), net. Other income (expense), net consists primarily of gains and losses from foreign currency transactions and other income and expenses.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for U.S. deferred tax assets, including net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations for Fiscal Years Ended December 31, 2015, 2014, and 2013

The following tables set forth our results of operations data in dollars and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$101,369	$70,010	$48,687
Cost of revenue(1)	37,190	30,004	21,890
Gross profit	64,179	40,006	26,797
Operating expenses:
Sales and marketing(1)	46,345	30,922	20,957
Research and development(1)	23,057	16,167	10,517
General and administrative(1)	29,530	18,422	10,730
Change in fair value of contingent consideration	(11)	(1,434)	428
Total operating expenses	98,921	64,077	42,632
Loss from operations	(34,742)	(24,071)	(15,835)
Change in fair value of preferred stock warrant	(25)	(283)	(302)
Interest income	12	—	—
Interest expense	(955)	(68)	(21)
Other income (expense), net	(132)	(68)	(26)
Loss before provision for income taxes	(35,842)	(24,490)	(16,184)
Provision for income taxes	246	116	63
Net loss	$(36,088)	$(24,606)	$(16,247)

	Year Ended December 31,
	2015	2014	2013

Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	37%	43%	45%
Gross profit	63%	57%	55%
Operating expenses:
Sales and marketing	45%	44%	43%
Research and development	23%	23%	22%
General and administrative	29%	26%	22%
Change in fair value of contingent consideration	(0)%	(2)%	1%
Total operating expenses	97%	91%	88%
Loss from operations	(34)%	(34)%	(32)%
Change in fair value of preferred stock warrant	0%	(1)%	(1)%
Interest income	0%	0%	0%
Interest expense	(1)%	0%	0%
Other income (expense), net	(1)%	0%	0%
Loss before provision for income taxes	(36)%	(35)%	(33)%
Provision for income taxes	0%	0%	0%
Net loss	(36)%	(35)%	(33)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$651	$220	$51
Sales and marketing	3,533	196	56
Research and development	902	298	68
General and administrative	3,289	1,023	252
Total stock-based compensation expense	$8,375	$1,737	$427

Comparison of the Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$61,339	$40,501	$20,838	51%
Payments	37,460	26,060	11,400	44%
Product and other	2,570	3,449	(879)	(25)%
Total revenue	$101,369	$70,010	$31,359	45%

Revenue increased $31.4 million, or 45%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  Subscription and services revenue increased $20.8 million, or 51%, of which $14.5 million was due to a 27% increase in our number of subscribers to 51,481 as of December 31, 2015 from 40,517 as of December 31, 2014 combined with the impact of new software offerings, tiers, and pricing.  In addition, revenue from arrangements with our API platform and technology partners increased $6.3 million.  Payments revenue increased $11.4 million, or 44%, due to an increase in the volume of transactions processed by our subscribers combined with the increase in the number of subscribers that utilize our payments platform as well as an increase in a value retained from payments transactions.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$37,190	$30,004	$7,186	24%
Gross margin	63%	57%

Cost of revenue increased $7.2 million, or 24%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in cost of revenue was primarily attributable to a $6.4 million increase in personnel-related expenses and infrastructure costs due to an increase in headcount to support the growing number of subscribers.  As of December 31, 2015, we had 454 employees dedicated to data center operations, global customer support and onboarding services as compared to 410 employees as of December 31, 2014.

The increase in gross margin, or gross profit as a percentage of revenue, in the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily driven by growth in the number of subscribers and average revenue per subscriber, while leveraging our existing infrastructure to support the growth.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$46,345	$30,922	$15,423	50%

Sales and marketing expense increased $15.4 million, or 50%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in sales and marketing expense was primarily attributable to an $11.7 million increase in personnel-related expenses, including a $3.3 million increase in stock-based compensation expense, due to an increase in headcount as we expanded our sales efforts to increase both the number of subscribers and average revenue per subscriber, and incurred additional personnel costs, such as sales commissions. The increase in the stock-based compensation expense was primarily related to contingent bonuses to certain former employees of Fitness Mobile Apps payable in shares of our Class A common stock for post-combination employment services. As of December 31, 2015, we had 422 employees dedicated to sales and marketing as compared to 358 employees as of December 31, 2014.

Research and Development

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$23,057	$16,167	$6,890	43%

Research and development expense increased $6.9 million, or 43%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in research and development expense was primarily attributable to a $7.4 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities.  The increase in personnel-related costs was partially offset by a $1.6 million decrease in outsourced development costs.  As of December 31, 2015, we had 224 employees dedicated to research and development as compared to 168 employees as of December 31, 2014.

General and Administrative

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
General and Administrative	$29,530	$18,422	$11,108	60%

General and administrative expense increased $11.1 million, or 60%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in general and administrative expense was primarily attributable to a $6.9 million increase in personnel-related expenses including a $2.3 million increase in stock-based compensation expense, a $1.1 million increase in legal and other professional services, and a $3.1 million increase in IT related costs, public company costs, and corporate overhead costs incurred to support our growth.  As of December 31, 2015, we had 126 employees dedicated to general and administrative as compared to 99 employees as of December 31, 2014.

Change in Fair Value of Contingent Consideration

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$(11)	$(1,434)	$1,423	(99)%

The decrease in the change in fair value of contingent consideration was due to earn-out targets related to our acquisition of Jill’s List in 2013 not being met prior to the expiration date of April 2015. The balance of the associated liability was permanently extinguished during the second quarter of 2015.

Other (Income) Expense and Income Taxes

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Change in fair value of preferred stock warrant	$25	$283	$(258)	(91)%
Interest income	(12)	—	(12)	100%
Interest expense	955	68	887	1,304%
Other (income) expense, net	132	68	64	94%
Provision for income taxes	246	116	130	112%

The increase in interest expense during the year ended December 31, 2015 was primarily due to interest on the financing obligation associated with the build-to-suit lease arrangement. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Audited Consolidated Financial Statements” in Item 15 of Part IV of this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$40,501	$28,225	$12,276	43%
Payments	26,060	17,122	8,938	52%
Product and other	3,449	3,340	109	3%
Total revenue	$70,010	$48,687	$21,323	44%

Revenue increased $21.3 million, or 44%, in the year ended December 31, 2014 compared to the year ended December 31, 2013.  Subscription and services revenue increased $12.3 million, or 43%, of which $10.2 million was due to a 31% increase in our number of subscribers to 40,517 as of December 31, 2014 from 31,043 as of December 31, 2013.  In addition, revenue from arrangements with our technology partners increased $1.3 million and revenue from our premium support services increased $0.8 million.  Payments revenue increased $8.9 million, or 52%, primarily due to an increase in the number of subscribers that utilize our payments platform.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2014	2013	$	%
Cost of revenue	$30,004	$21,890	$8,114	37%
Gross margin	57%	55%

Cost of revenue increased $8.1 million, or 37%, in the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase in cost of revenue was primarily attributable to a $6.4 million increase in personnel-related expenses and infrastructure costs due to an increase in headcount to support the growing number of subscribers.  As of December 31, 2014, we had 410 employees dedicated to data center operations, global customer support and onboarding services as compared to 301 employees as of December 31, 2013.  In addition, we recognized a $1.1 million increase in depreciation and amortization expense during 2014 due to increased asset purchases primarily related to the expansion of our data centers.

The increase in the gross margin, or gross profit as a percentage of revenue, in 2014 was primarily driven by our ability to efficiently increase our revenue while realizing cost efficiencies associated with such increase.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$30,922	$20,957	$9,965	48%

Sales and marketing expense increased $10.0 million, or 48%, in the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase in sales and marketing expense was primarily attributable to a $7.3 million increase in personnel-related expenses due to an increase in headcount as we expanded our sales efforts and incurred additional personnel costs, such as sales commissions, as well as a $2.2 million increase in tradeshow and other marketing activities.  As of December 31, 2014, we had 358 employees dedicated to sales and marketing as compared to 318 employees as of December 31, 2013.

Research and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Research and development	$16,167	$10,517	$5,650	54%

Research and development expense increased $5.7 million, or 54%, in the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase in research and development expense was primarily attributable to a $6.0 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities.  As of December 31, 2014, we had 168 employees dedicated to research and development as compared to 122 employees as of December 31, 2013.

General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
General and Administrative	$18,422	$10,730	$7,692	72%

General and administrative expense increased $7.7 million, or 72%, in the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase in general and administrative expense was primarily attributable to a $3.5 million increase in personnel-related expenses as we continued to add headcount, a $2.2 million increase in legal and other professional services, and a $1.6 million increase in facilities and other costs related to increases in headcount.  As of December 31, 2014, we had 99 employees dedicated to general and administrative as compared to 65 employees as of December 31, 2013.

Change in Fair Value of Contingent Consideration

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$(1,434)	$428	$(1,862)	(435)%

The decrease in the change in fair value of contingent consideration was due to earn-out targets related to our acquisition of Jill’s List in 2013 not being met during 2014.

Other (Income) Expense and Income Taxes

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Change in fair value of preferred stock warrant	$283	$302	$(19)	(6)%
Interest expense	68	21	47	224%
Other (income) expense, net	68	26	42	162%
Provision for income taxes	116	63	53	84%

The changes in the fair value of the preferred stock warrant, interest income, interest expense, other income (expense), net, and the provision for income taxes in 2014 compared to 2013 were not significant.

Quarterly Results of Operations

The following tables set forth our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2015, as well as the percentage that each line item represents of total revenue for each quarter.  The unaudited quarterly statements of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements.  Our historical results are not necessarily indicative of the results that may be expected in the future.  The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included in Item 15 of Part IV of this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Revenue	$28,265	$26,081	$24,760	$22,263	$20,168	$17,618	$16,571	$15,653
Cost of revenue(1)	10,092	9,596	8,809	8,693	8,382	8,146	6,998	6,478
Gross profit	18,173	16,485	15,951	13,570	11,786	9,472	9,573	9,175
Operating expenses:
Sales and marketing(1)	12,419	12,389	11,820	9,717	8,177	8,451	7,047	7,247
Research and development(1)	6,844	6,012	5,476	4,725	4,124	4,416	4,033	3,594
General and administrative(1)	8,232	7,256	7,262	6,780	5,632	4,777	4,483	3,530
Change in fair value of contingent consideration	—	—	(11)	—	(53)	(543)	(415)	(423)
Total operating expenses	27,495	25,657	24,547	21,222	17,880	17,101	15,148	13,948
Loss from operations	(9,322)	(9,172)	(8,596)	(7,652)	(6,094)	(7,629)	(5,575)	(4,773)
Change in fair value of preferred stock warrant	—	—	125	(150)	(324)	(18)	81	(22)
Interest income	4	2	3	3	—	—	—	—
Interest expense	(335)	(337)	(266)	(17)	(22)	(21)	(5)	(20)
Other income (expense), net	(20)	(20)	(53)	(39)	(42)	(52)	21	5
Income (loss) before provision for income taxes	(9,673)	(9,527)	(8,787)	(7,855)	(6,482)	(7,720)	(5,478)	(4,810)
Provision for income taxes	77	101	62	6	29	24	29	34
Net income (loss)	$(9,750)	$(9,628)	$(8,849)	$(7,861)	$(6,511)	$(7,744)	$(5,507)	$(4,844)

(1)	Stock-based compensation expense included above was as follows:

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Cost of revenue	$200	$219	$132	$100	$75	$73	$48	$24
Sales and marketing	1,046	1,043	903	541	59	58	45	34
Research and development	356	288	162	96	88	87	70	53
General and administrative	1,523	735	628	403	286	287	225	225
Total stock-based compensation expense	$3,125	$2,285	$1,825	$1,140	$508	$505	$388	$336

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	36%	37%	36%	39%	42%	46%	42%	41%
Gross margin	64%	63%	64%	61%	58%	54%	58%	59%
Operating expenses:
Sales and marketing	44%	47%	48%	44%	41%	48%	43%	46%
Research and development	24%	23%	22%	21%	20%	25%	24%	23%
General and administrative	29%	28%	29%	30%	28%	27%	27%	23%
Change in fair value of contingent consideration	—	—	—	—	—	(3)%	(3)%	(3)%
Total operating expenses	97%	98%	99%	95%	89%	97%	91%	89%
Loss from operations	(33)%	(35)%	(35)%	(34)%	(30)%	(43)%	(33)%	(30)%
Change in fair value of preferred stock warrant	—	—	—	(1)%	(2)%	—	—	—
Interest income	—	—	—	—	—	—	—	—
Interest expense	(1)%	(1)%	(1)%	—	—	—	—	—
Other income (expense), net	—	—	—	—	—	—	—	—
Income (loss) before provision for income taxes	(34)%	(36)%	(36)%	(35)%	(32)%	(43)%	(33)%	(30)%
Provision for income taxes	—	(1)%	—	—	—	—	—	—
Net income (loss)	(34)%	(37)%	(36)%	(35)%	(32)%	(43)%	(33)%	(30)%

Adjusted EBITDA (1)

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Net income (loss)	$(9,750)	$(9,628)	$(8,849)	$(7,861)	$(6,511)	$(7,744)	$(5,507)	$(4,844)
Stock-based compensation	3,125	2,285	1,825	1,140	508	505	388	336
Depreciation and amortization	1,859	1,808	1,631	1,218	1,204	1,220	1,116	1,034
Change in fair value of contingent consideration	—	—	(11)	—	(53)	(543)	(415)	(423)
Change in fair value of preferred stock warrant	—	—	(125)	150	324	18	(81)	22
Impairment changes	—	—	—	—	—	426	—	—
Provision for income tax	77	101	62	6	29	24	29	34
Other (income) expense, net	351	355	316	53	64	73	(16)	15
Adjusted EBITDA	$(4,338)	$(5,079)	$(5,151)	$(5,294)	$(4,435)	$(6,021)	$(4,486)	$(3,826)

(1)

We define Adjusted EBITDA as our net loss before stock-based compensation expense, depreciation and amortization, change in fair value of contingent consideration, change in fair value of preferred stock warrant, impairment charges, provision for income taxes, and other income (expense), net, which consisted of interest income and expense, and other miscellaneous other income (expense).

Quarterly Trends

We have recently experienced rapid growth, which has resulted in a sequential increase in our revenue and a corresponding increase in our cost of revenue and operating expenses to support our growth.  The sequential increases in quarterly revenue were mainly due to an increase in the number of subscribers, expansion of revenue sharing arrangements with our API platform partners and technology partners, an increase in payments revenue from existing subscribers, and an increase in premium support services.  The sequential increase in quarterly operating expenses was primarily due to increased expenses related to the continued expansion of our technical infrastructure and expenses related to increases in employee headcount. General and administrative expense significantly increased in the three months ended December 31, 2015 compared to the three months ended September 30, 2015, primarily due to an increase in the stock-based compensation expense associated with the vesting acceleration of certain executive stock options grants.

Historical patterns in our business may not be a reliable indicator of our future sales activity or performance.

Liquidity and Capital Resources

Prior to our initial public offering, or IPO, we financed our operations and capital expenditures primarily through proceeds from the private sales of preferred stock, including proceeds from the sale of $74.7 million of our Series F and G redeemable convertible preferred stock in the three year period ended December 31, 2014.  In June, 2015, we completed our IPO in which we sold 7,150,000 shares of our Class A common stock at a public offering price of $14.00 per share, resulting in aggregate proceeds of approximately $93.1 million, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $4.0 million.  As of December 31, 2015 and December 31, 2014, we had cash and cash equivalents of $93.4 million and $34.7 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.

In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20.0 million for working capital and general business requirements.  Borrowings under our loan agreement are available based on a percentage of our monthly recurring revenue for the previous three months.  Amounts outstanding under the credit facility will bear interest at the greater of the prime rate (3.50% as of December 31, 2015) plus 0.5%, or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018.  There are no prepayment penalties if we repay principal and interest prior to maturity.  The credit facility is secured by substantially all of our corporate assets.  We also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual property.  We are also subject to certain reporting and financial performance covenants, which require us to meet certain revenue targets.  We did not draw down any amounts under the loan agreement during the year ended December 31, 2015.

We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital requirements for at least the next 12 months.  However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.  Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K. We cannot assure you that we will be able to raise additional capital on acceptable terms or at all.  In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.

The following table summarizes our cash and cash equivalents and our cash flows for the periods presented:

		As of December 31,
		2015	2014
Cash and cash equivalents		$93,405	$34,675

	Year Ended December 31,
	2015	2014	2013
Cash used in operating activities	(18,574)	(17,928)	(8,228)
Cash used in investing activities	(12,131)	(5,668)	(8,008)
Cash provided by (used in) financing activities	89,518	48,802	(48)

Operating Activities

During the year ended December 31, 2015, operating activities used $18.6 million, primarily as a result of our net loss of $36.1 million, offset by $15.4 million of non-cash charges, primarily consisting of $8.4 million of stock-based compensation expense and $6.5 million of depreciation and amortization expense, and a $2.1 million net change in operating assets and liabilities. The change in net operating assets and liabilities were primarily a result of a $3.5 million increase in accounts payable, accrued expenses, and other current liabilities due to the increase in headcount and the timing of payments to our vendors and contributions from our employees under our employee stock purchase plan, in addition to a $2.6 million increase in deferred revenue. These were partially offset by a $3.8 million increase in accounts receivable resulting primarily from higher payments revenue.

During the year ended December 31, 2014, operating activities used $17.9 million, primarily as a result of our net loss of $24.6 million, partially offset by $6.1 million of non-cash charges, primarily consisting of depreciation and amortization expense of $4.6 million and stock-based compensation expense of $1.7 million.  The net increase in operating assets and liabilities of $0.6 million was primarily a result of a $2.1 million increase in accounts payable due to a higher level of expenses consistent with the overall growth of our business, a $1.4 million increase in prepaid expenses and other current assets due to the timing of payments to our vendors, a $1.1 million increase in accounts receivable and a $0.7 million increase in deferred revenue.  The increase in accounts receivable and deferred revenue was primarily due to increased sales of subscriptions.

During the year ended December 31, 2013, operating activities used $8.2 million, primarily as a result of our net loss of $16.2 million, offset by $4.8 million in non-cash charges, primarily consisting of depreciation and amortization expense of $3.5 million, and a $3.2 million net increase in our operating assets and liabilities.  The net increase in operating assets and liabilities was primarily a result of a $1.8 million decrease in prepaid expenses and other current assets and a $1.4 million increase in accounts payable due to the timing of the payments to our vendors, partially offset by a $1.6 million increase in accounts receivable due to increased sales of subscriptions.

Investing Activities

During the year December 31, 2015, investing activities used $12.1 million, primarily as a result of purchases of property and equipment of $9.9 million and cash paid to acquire a business of $3.0 million.

During the year ended December 31, 2014, investing activities used $5.7 million, primarily as a result of purchases of property and equipment of $7.3 million, which were partially offset by a decrease in restricted cash of $1.6 million.

During the year ended December 31, 2013, investing activities used $8.0 million, primarily as a result of purchases of property and equipment of $5.1 million and an increase in restricted cash of $2.6 million.

Financing Activities

During the year ended December 31, 2015, financing activities provided $89.5 million, consisting of $93.1 million in proceeds from our initial public offering, partially offset by $3.4 million in payments of offering costs.

During the year ended December 31, 2014, financing activities provided $48.8 million, primarily from proceeds of $49.9 million from the issuance of Series G redeemable convertible preferred stock.

During the year ended December 31, 2013, cash used in financing activities was not significant.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under non-cancelable operating leases for our office space in San Luis Obispo, California and unconditional purchase commitments for software subscriptions and communication services.  The following summarizes our contractual obligations and commitments as of December 31, 2015:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating leases (1)	$25,159	3,109	7,068	3,973	11,009
Finance obligation, building leases (2)	27,764	1,583	5,038	3,616	17,527
Purchase commitments	5,654	1,990	3,664	—	—
Total minimum payments	$58,577	$6,682	$15,770	$7,589	$28,536

(1)	We lease office facilities under various non-cancelable operating lease agreements.
(2)

For certain build-to-suit lease arrangements where we have concluded that we are the “deemed owner” of a building (for accounting purposes only) during the construction period, we are required to record an asset with a corresponding construction financing obligation for the costs incurred by the landlord.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that the assumptions and estimates associated with revenue recognition, internal-use software development costs and the useful life of that software, income taxes, stock-based compensation expense and valuation assumptions have the greatest potential impact on our consolidated financial statements.  Therefore, we consider these to be our critical accounting policies and estimates.

For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.

Revenue Recognition

We recognize revenue on a transaction when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;
•	the service has been or is being provided to the subscriber or delivery of the product has occurred;
•	fees are fixed or determinable; and
•	the collection of the fees is reasonably assured.

Our primary sources of revenue are derived from monthly subscription and support services and revenue share arrangements with the technology partners and third party payment processors.  The subscription revenue for the monthly service fees is recognized on a straight-line basis over the term of the agreement, which is most often monthly but can be quarterly or annual.  Our subscribers enter into separate arrangements with technology partners and third party payment processors.  Revenue derived from revenue share arrangements with technology partners and third party payment processors is recognized when earned on a net basis.  We also earn revenue from API platform partners for subscriber site access, data query, and consumer bookings.  The revenue from API platform partners is recorded when earned.

In certain circumstances, our arrangements include multiple elements which may consist of some or all of subscription services, support services, and hardware products, which are included in Product and other.  When multiple-element arrangements exist, we evaluate whether any of these deliverables should be accounted for as separate units of accounting.

Our support services do not have standalone value because we and other vendors do not sell support services separately.  Such support services are therefore combined with our subscription services as a single unit of accounting.  Our hardware products, such as point-of-sale systems, have standalone value because we and other vendors sell the same products separately.  Additionally, while there is a general right of return relative to our hardware products, which are generally delivered upfront, performance of the subscription and support services is considered probable and substantially in our control.  Accordingly, we consider the separate units of accounting in our multiple-element arrangements to be the hardware products and subscription and support services.  For arrangements with multiple elements which can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on vendor-specific objective evidence, as demonstrated by separate sales with sufficient concentration in selling prices.

Capitalized Software Costs

We capitalize certain development costs incurred in connection with internal use software.  Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met.  Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose.  Research and development costs incurred during the preliminary project stage or costs incurred for training, maintenance, and general and administrative or overhead costs are expensed as incurred.  Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software of two to three years, commencing when the software is ready for its intended use.

Income Taxes

We account for income taxes under the asset and liability method of accounting for income taxes.  Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded to reduce the carrying amount of deferred tax assets, unless it is more likely than not such assets will be realized.

We also apply the provisions for uncertainty of income taxes.  This guidance prescribes a recognition threshold and measurement attribute for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  This guidance also applies to various related matters, such as derecognition, interest, penalties, and required disclosures.  We recognize interest and penalties, if any, related to unrecognized tax benefits in our income tax provision.

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of the awards granted.  The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach.  Stock-based compensation expense is recognized, net of forfeitures, over the requisite service period of the awards, which is generally four years.

Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock.  The assumptions used in our option-pricing model represent management’s best estimates.  These estimates involve inherent uncertainties and the application of management’s judgment.  If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

•

Fair value of common stock.  Prior to our IPO in June 2015, the fair value of the common stock underlying our stock-based awards were determined by the Company’s board of directors, with input from management and a third-party valuation firm as discussed below under the heading “Common Stock Valuations Prior to Our Initial Public Offering”. Since our IPO, the fair value of common stock was determined based on the market closing price for the Company’s Class A common stock as reported on the NASDAQ Stock Market at each grant date.

•	Expected term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding.
•

Volatility.  As we have a limited trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants.  Industry peers consist of several public companies in our industry which are similar in size, stage of life cycle, and financial leverage.  We did not rely on implied volatilities of traded stock options in our industry peers’ common stock because the volume of activity was relatively low.  We intend to continue to consistently apply this methodology using the same or similar public companies until sufficient historical information regarding the volatility of our Class A common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to MINDBODY, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•

Risk-free interest rate.  We base the risk-free interest rate used in the Black-Scholes option-pricing model on the yields of U.S. Treasury securities with maturities appropriate for the term of employee stock option awards.

•

Dividend yield.  We have never declared or paid any cash dividends and do not presently plan to pay cash dividends on our common stock in the foreseeable future.  Consequently, we used an expected dividend yield of zero.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options as follows:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	5.8	5.8-5.9	5.9
Expected volatility	45%-46%	48%-51%	55%
Risk-free interest rate	1.4%-1.8%	1.7%-1.9%	1.6%
Expected dividend yield	0%	0%	0%

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards.  Our forfeiture rate is based on historical experience and expected employee attrition rates.  We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors.  Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.  If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements.  If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis.  As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Common Stock Valuations Prior to Our Initial Public Offering

Prior to completion of our IPO, we were a private company with no active public market for our common stock. The fair value of the common stock underlying our stock options was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant.  The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid.  The assumptions we used in the valuation model were based on future expectations combined with management judgment.  In the absence of a public trading market, our board of directors, with input from management and assistance of third-party valuation specialists hired by us, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	contemporaneous valuations performed by unrelated third-party specialists;
•	the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•	the prices of our redeemable convertible preferred stock and common stock sold to outside investors in arm’s-length transactions;
•	the lack of marketability of our common stock;
•	our actual operating and financial performance;
•	current business conditions and projections;
•	our hiring of key personnel and the experience of our management;
•	our history and the timing of the introduction of new products and services;
•	our stage of development;
•	the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions;
•	the illiquidity of stock-based awards involving securities in a private company;
•	the market performance of comparable publicly traded companies; and
•	the U.S. and global capital market conditions.

The valuations were highly complex and subjective.  Following the completion of our initial public offering in June 2015, common stock valuations were no longer necessary as we rely on market prices as reported on the NASDAQ Stock Market to determine the fair value of our common stock.

Redeemable Convertible Preferred Stock

Prior to completion of our IPO, we recorded the carrying value of redeemable convertible preferred stock at fair value upon issuance, net of issuance costs, accreted to its estimated redemption value using the effective interest method.  Accretion to the carrying value was recorded as an increase in the carrying value of the redeemable convertible preferred stock and a reduction of stockholder’s deficit.

We reviewed the rights and preferences of our redeemable convertible preferred stock for any changes in terms, rights or preferences to determine if such change is a modification or an extinguishment.  An amendment that, based on either quantitative or qualitative considerations, changes a substantive contractual term or fundamentally changes the nature of the preferred share is considered an extinguishment.  We considered both expected economics as well as the business purpose of the amendment.  If considered an extinguishment, we removed the carrying value of the old securities and recognized the new securities at their current fair value.  If considered a modification, we recognized the change in the fair value of the security immediately before and after the amendment as either a deemed dividend or a deemed capital contribution.

Preferred Stock Warrant

Prior to completion of our IPO, we accounted for freestanding warrants to purchase shares of our redeemable convertible preferred stock as liabilities in the consolidated balance sheets at their estimated fair value.  Our preferred stock warrant was subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net, in the consolidated statements of operations.

Recently Issued and Adopted Accounting Pronouncements

For a discussion of new accounting pronouncements, refer to Note 1 – “Summary of Business and Significant Accounting Policies” contained in the “Notes to Audited Consolidated Financial Statements” in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report on Form 10-K, and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with past audits of our consolidated financial statements, we identified a material weakness in the design of our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness from our 2013 and 2014 audit related to the control over the accounting for certain features of and transactions related to our redeemable convertible preferred stock. Immediately prior to the completion of our initial public offering, all shares of redeemable convertible preferred stock were automatically converted and reclassified into shares of Class B common stock. As a result, we are no longer subject to the accounting rules that gave rise to the material weakness and the related controls are no longer applicable. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth fiscal quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financials reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2016.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at http://investors.mindbodyonline.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2016.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2016.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2016.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2016.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in our Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed or furnished with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDBODY, Inc.

Date: March 4, 2016	By:	/s/ Richard L. Stollmeyer
Richard L. Stollmeyer
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard L. Stollmeyer and Brett White, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard L. Stollmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
Richard L. Stollmeyer

/s/ Brett White	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2016
Brett White

/s/ Katherine Blair Christie	Director	March 4, 2016
Katherine Blair Christie

/s/ Jeremy Levine	Director	March 4, 2016
Jeremy Levine

/s/ Eric Liaw	Director	March 4, 2016
Eric Liaw

/s/ Robert Murphy	Director	March 4, 2016
Robert Murphy

/s/ Tyler Newton	Director	March 4, 2016
Tyler Newton

/s/ Graham Smith	Director	March 4, 2016
Graham Smith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MINDBODY, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of MINDBODY, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MINDBODY, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 4, 2016

MINDBODY, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$93,405	$34,675
Accounts receivable, net of allowance for doubtful accounts of $90 and $79 as of December 31, 2015 and 2014	6,643	3,193
Prepaid expenses and other current assets	3,082	2,562
Total current assets	103,130	40,430
Property and equipment, net	31,754	28,568
Intangible assets, net	636	60
Goodwill	5,396	1,827
Other noncurrent assets	498	2,166
TOTAL ASSETS	$141,414	$73,051

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,426	$5,406
Accrued expenses and other liabilities	7,911	5,219
Deferred revenue, current portion	3,367	2,396
Other current liabilities	645	447
Total current liabilities	16,349	13,468

Deferred revenue, noncurrent portion	1,886	360
Deferred rent, noncurrent portion	1,254	988
Financing obligation on leases, noncurrent portion	15,961	15,496
Preferred stock warrant	—	1,188
Other noncurrent liabilities	181	28
Total liabilities	35,631	31,528
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value of $0.000004 per share; no shares authorized, issued and outstanding as of December 31, 2015; 20,542,012 shares authorized, 20,454,489 shares issued and outstanding as of December 31, 2014; aggregate liquidation preference of $117,636 as of December 31, 2014	—	166,448
Stockholders' equity (deficit):
Common stock, par value $0.000004 per share; no shares authorized, issued and outstanding as of December 31, 2015; 50,000,000 shares authorized, 11,189,360 issued and outstanding as of December 31, 2014	—	—
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 14,931,016 shares issued and outstanding as of December 31, 2015; no shares authorized, issued and outstanding as of December 31, 2014	—	—
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 24,296,346 shares issued and outstanding as of December 31, 2015; no shares authorized, issued and outstanding as of December 31, 2014	—	—
Additional paid-in capital	270,436	—
Accumulated other comprehensive loss	(271)	(132)
Accumulated deficit	(164,382)	(124,793)
Total stockholders' equity (deficit)	105,783	(124,925)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$141,414	$73,051

MINDBODY, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$101,369	$70,010	$48,687
Cost of revenue	37,190	30,004	21,890
Gross profit	64,179	40,006	26,797
Operating expenses:
Sales and marketing	46,345	30,922	20,957
Research and development	23,057	16,167	10,517
General and administrative	29,530	18,422	10,730
Change in fair value of contingent consideration	(11)	(1,434)	428
Total operating expenses	98,921	64,077	42,632
Loss from operations	(34,742)	(24,071)	(15,835)
Change in fair value of preferred stock warrant	(25)	(283)	(302)
Interest income	12	—	—
Interest expense	(955)	(68)	(21)
Other income (expense), net	(132)	(68)	(26)
Loss before provision for income taxes	(35,842)	(24,490)	(16,184)
Provision for income taxes	246	116	63
Net loss	(36,088)	(24,606)	(16,247)
Accretion of redeemable convertible preferred stock	(9,862)	(21,311)	(27,892)
Deemed dividend—preferred stock modification	1,748	—	—
Net loss attributable to common stockholders	$(44,202)	$(45,917)	$(44,139)
Net loss per share attributable to common stockholders, basic and diluted	$(1.68)	$(4.17)	$(4.10)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	26,319,903	11,013,658	10,757,938

MINDBODY, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(36,088)	$(24,606)	$(16,247)
Other comprehensive loss, net of taxes:
Change in cumulative translation adjustment	(139)	(66)	(43)
Comprehensive loss	$(36,227)	$(24,672)	$(16,290)

MINDBODY, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable		Class A		Additional	Accumulated Other		Total
	Convertible Preferred Stock		and B Common Stock(1)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of January 1, 2013	16,761,805	67,332	11,064,230	—	—	(23)	(38,237)	(38,260)
Repurchases of common stock from employees	—	—	(7,007)	—	(7)	—	—	(7)
Reclassification of restricted stock award liability to common stock	—	—	—	—	100	—	—	100
Accretion of redeemable convertible preferred stock to redemption value	—	27,892	—	—	(1,327)	—	(26,565)	(27,892)
Stock-based compensation expense	—	—	—	—	427	—	—	427
Issuance of common stock for business acquisition	—	—	93,190	—	782	—	—	782
Payment for services in common stock	—	—	2,905	—	24	—	—	24
Exercise of stock options	—	—	1,070	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(16,247)	(16,247)
Balance as of December 31, 2013	16,761,805	95,224	11,154,388	—	—	(66)	(81,049)	(81,115)
Issuance of Series G redeemable convertible preferred stock (net of issuance costs of $130)	3,692,684	49,913	—	—	—	—	—	—
Issuance of common stock for contingent consideration payment	—	—	29,900	—	322	—	—	322
Reclassification of restricted stock award liability to common stock	—	—	—	—	102	—	—	102
Accretion of redeemable convertible preferred stock to redemption value	—	21,311	—	—	(2,173)	—	(19,138)	(21,311)
Stock-based compensation expense	—	—	—	—	1,737	—	—	1,737
Repurchase of common stock from employees	—	—	(2,000)	—	(1)	—	—	(1)
Exercise of stock options	—	—	7,072	—	13	—	—	13
Other comprehensive loss	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(24,606)	(24,606)
Balance as of December 31, 2014	20,454,489	166,448	11,189,360	—	—	(132)	(124,793)	(124,925)
Reclassification of restricted stock award liability to common stock	—	—	—	—	88	—	—	88
Deemed dividend—preferred stock modification	—	(1,748)	—	—	—	—	1,748	1,748
Accretion of redeemable convertible preferred stock to redemption value	—	9,862	—	—	(4,613)	—	(5,249)	(9,862)
Issuance of common stock upon initial public offering, net of offering costs of $4,024	—	—	7,150,000	—	89,069	—	—	89,069
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,454,489)	(174,562)	20,673,680	—	174,562	—	—	174,562
Reclassification of preferred stock warrant liability to equity in connection with initial public offering	—	—	—	—	1,213	—	—	1,213
Stock-based compensation expense	—	—	—	—	8,375	—	—	8,375
Exercise of stock options	—	—	34,140	—	242	—	—	242
Issuance of common stock upon net exercise of warrants	—	—	76,565	—	—	—	—	—
Issuance of stock for business acquisition	—	—	103,617	—	1,500	—	—	1,500
Other comprehensive loss	—	—	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	—	(36,088)	(36,088)
Balance as of December 31, 2015	—	$—	39,227,362	$—	$270,436	$(271)	$(164,382)	$105,783

(1)

The activity through June 24, 2015 reflects the sole class of common stock authorized through the closing of the IPO on June 24, 2015, at which point the Company’s certificate of incorporation was amended and restated to authorize Class A and Class B common stock. All capital stock outstanding prior to the IPO was reclassified into Class B common stock and Class A common stock was issued in the IPO.

MINDBODY, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,088)	$(24,606)	$(16,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,516	4,574	3,479
Stock-based compensation expense	8,375	1,737	427
Change in fair value of preferred stock warrant	25	283	302
Change in fair value of contingent consideration	(11)	(1,434)	428
Other	540	899	172
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(3,842)	(1,122)	(1,560)
Prepaid expenses and other current assets	(526)	(1,405)	1,781
Other assets	148	(99)	(85)
Accounts payable	722	2,081	1,370
Accrued expenses and other current liabilities	2,743	146	933
Deferred revenue	2,556	668	662
Deferred rent	268	350	110
Net cash used in operating activities	(18,574)	(17,928)	(8,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,919)	(7,311)	(5,125)
Disposal of property and equipment	—	20	—
Change in restricted cash and deposits	788	1,623	(2,633)
Acquisition of business	(3,000)	—	(250)
Net cash used in investing activities	(12,131)	(5,668)	(8,008)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering	93,093	—	—
Payments of offering cost	(3,380)	(644)	—
Repayment on financing and capital lease obligations	(316)	(239)	(42)
Proceeds from issuance of redeemable convertible preferred stock, net	—	49,913	—
Payments on contingent consideration	—	(240)	—
Net proceeds from employee stock-based transactions	194	12	(6)
Other	(73)	—	—
Net cash provided by (used in) financing activities	89,518	48,802	(48)

Effect of exchange rate changes on cash and cash equivalents	(83)	(76)	(43)
NET INCREASE IN CASH AND CASH EQUIVALENTS	58,730	25,130	(16,327)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,675	9,545	25,872
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,405	$34,675	$9,545

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	77	47	28
Cash paid for interest	934	15	11
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock to redemption value	9,862	21,311	27,892
Deemed dividend—preferred stock modification	1,748	—	—
Conversion of redeemable convertible preferred stock to common stock	174,562	—	—
Conversion of preferred stock warrants to common stock warrants	1,213	—	—
Unpaid equipment purchases	448	1,939	469
Reclassification of restricted stock award liability to common stock	88	102	100
Property and equipment acquired with financing obligations and leases	1,089	12,021	3,914
Initial fair value of contingent consideration at acquisition date	—	—	1,579
Stock issued in business acquisition	1,500	—	782
Unpaid offering costs	—	219	—
Payment of contingent consideration in common stock	—	322	—

MINDBODY, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

MINDBODY, Inc. (MINDBODY or the Company) was incorporated in California in 2004 and reincorporated in Delaware in March 2015. MINDBODY is headquartered in San Luis Obispo, California and has operations in California, New York, Texas, the United Kingdom, and Australia.

MINDBODY and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a provider of cloud-based business management software for the wellness services industry and an emerging consumer marketplace. Its integrated software and payments platform helps business owners in the wellness services industry run, market and build their businesses. MINDBODY enables the consumers to evaluate, connect, and transact with local businesses in its marketplace.

Initial Public Offering

In June 2015, the Company completed its initial public offering (IPO) in which it issued and sold 7,150,000 shares of its Class A common stock, $0.000004 par value, at a public offering price of $14.00 per share. The Company received net proceeds of $93,093,000 after deducting underwriting discounts and commissions of $7,007,000, but before deducting offering expenses of $4,024,000. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock were automatically converted and reclassified into 20,673,680 shares of its Class B common stock, $0.000004 par value, and all shares of the Company’s then-outstanding common stock were automatically reclassified into 11,305,355 shares of Class B common stock.

Basis of Presentation and Consolidation

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (GAAP) which include the accounts of MINDBODY and its wholly owned foreign subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the capitalization and estimated useful life of the Company’s capitalized internal-use software, useful lives of property and equipment, the determination of fair value of common stock, stock options, and preferred stock warrants, including a valuation allowance for deferred tax assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Changes in facts or circumstances may cause the Company to change its assumptions and estimates in future periods, and it is possible that actual results could differ from current or future estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market accounts.  The Company considers all highly liquid short-term investments with original maturities of one year or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash is related to the Company’s facility lease agreements and consists of certificates of deposit held with a financial institution.  The Company classifies certain restricted cash balances within other noncurrent assets on the accompanying balance sheets based upon the term of the remaining restrictions. The restricted cash balance was zero and $772,000 as of December 31, 2015 and 2014, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are derived from client obligations due under normal trade terms and are reported at the principal amount outstanding, net of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts that is based upon historical experience and a review in each period of the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts.

Concentration of Credit Risk

As of December 31, 2015, one customer represented 18% of the accounts receivable balance.  As of December 31, 2014, no single customer accounted for more than 10% of total accounts receivable.  No single customer represented over 10% of revenue for any of the periods presented in the consolidated statements of operations.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company carries its cash equivalents and preferred stock warrant liability at fair value.  The carrying amounts of the Company’s accounts receivable, accounts payable, and other accrued expenses approximate fair value due to their short maturities.  The Company classifies its cash equivalents, which are made up of money market accounts, within Level 1 because the Company values these investments using quoted market prices.  The Company classified its preferred stock warrant liability within Level 3 because it is valued using inputs that are unobservable in the market as discussed further in Note 2.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost less accumulated depreciation and amortization.  Repairs and maintenance are charged to expense when incurred.  Depreciation expense is calculated using the straight-line method over the useful lives of the related assets or leasehold improvements as follows:

Property and Equipment	Estimated Useful Life
Property (Building)	15 years
Office equipment	5 years
Computer equipment	3 years
Servers	3 years
Software licenses	3-4 years
Capitalized software costs	2-3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Useful lives of significant assets are periodically reviewed and adjusted prospectively to reflect the Company’s current estimates of the respective assets’ expected utility.

In the event the Company has been deemed the owner for accounting purposes of construction projects in build-to-suit lease arrangements, the estimated construction costs incurred to date are recorded as assets in Property and Equipment, net.  Upon occupancy of facilities under build-to-suit leases, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities. Therefore, the Company continues to be the deemed owner for accounting purposes and the cost of the building is depreciated over its estimated useful life or lease term, whichever is shorter.

Capitalized Software Development Costs

Certain development costs incurred in connection with internal use software are capitalized.  Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met.  Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose.  Research and development costs incurred during the preliminary project stage or costs incurred for training, maintenance, and general and administrative or overhead costs are expensed as incurred.  Capitalized software development costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software of two to three years, commencing when the software is ready for its intended use.

Business Combinations

As discussed further in Note 4 of these consolidated financial statements, the Company acquired the Fitness Mobile Apps business of Petrol Designs LLC during the year ended December 31, 2015 and Jill’s List during the year ended December 31, 2013.  The Company performs valuations of assets acquired and liabilities assumed for acquisitions and allocates the purchase price to its respective net tangible and intangible assets.  Any residual purchase price is recorded as goodwill.  Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies.  During the measurement period, the Company may record certain adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.  After the measurement period, which could be up to one year after the transaction date, all adjustments are recorded to the Company’s consolidated statements of operations.  Contingent payments that are dependent upon post-combination services, if any, are considered separate transactions outside of the business combination and therefore included in the post-combination operating results.

Goodwill and Other Intangible Assets

The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired.  Goodwill is not amortized, but rather is tested for impairment.  The Company performs testing for impairment of goodwill on October 1st or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company tests goodwill for impairment at the reporting unit level using a two-step approach.  In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value.  If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds the implied fair value, recording an impairment charge.  The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests.

Intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships.  These intangible assets have been determined to have definite lives and are carried at cost, less accumulated amortization.  The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, which is normally two to three years.  The amortization expense for acquired technology and capitalized software development costs is recorded in cost of revenues.  The amortization expense for acquired network list is recorded in sales and marketing expense.

Impairment of Long-Lived Assets

Long-lived assets, primarily consisting of property and equipment and intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable.  Recoverability of asset groups to be held and used is measured by a comparison of the carrying value of an asset group to the estimated undiscounted future cash flows expected to be generated from use of such assets.  If the undiscounted future cash flows is less than the carrying value of an asset group, an impairment loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the asset group.  During the year ended December 31, 2014, the Company recorded an impairment charge in the amount of $426,000 related to acquired technology from a recent acquisition and internal costs incurred to integrate this technology.  The impairment charge during the year ended December 31, 2014 was included in costs of revenue in the statements of operations.  There were no such impairment losses identified or recorded during the years ended December 31, 2015 and 2013.

Offering Costs

Offering costs, consisting of legal, accounting, outside services, and filing fees related to the IPO are capitalized.  The offering costs were offset against proceeds from the IPO upon the effectiveness of the offering.  As of December 31, 2015 and December 31, 2014, offering costs were zero, and $863,000 included in other non-current assets.

Operating Leases and Financing Obligations

The Company leases office facilities under various non-cancelable operating lease agreements.  Certain lease agreements contain free or escalating rent payment provisions.  The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease with the difference between the expense and the payments recorded as deferred rent on the consolidated balance sheets.  Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

For certain build-to-suit lease arrangements where the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period, the Company is required to record an asset with a corresponding construction financing obligation for the costs incurred by the landlord.  The financing obligation is recorded as a component of other non-current liabilities in the consolidated balance sheets.  The Company will increase the asset and financing obligation as additional building costs are incurred by the landlord during the construction period.  Once construction is complete, the Company will evaluate whether the asset qualifies for sale-leaseback accounting treatment.  If the lease meets the sale-leaseback criteria, the Company will remove the asset and the related liability from its consolidated balance sheet and treat the lease as either an operating or capital lease based on an assessment of the accounting guidance.  If the arrangement does not qualify for sale-leaseback treatment, the Company will reduce the obligation over the lease term as payments are made and will depreciate the asset over its estimated useful life or lease term, whichever is shorter.  Future lease payments associated with the build-to-suit lease where the Company is the deemed owner are allocated between the land and building components.  Payments attributable to the land are recognized as rent expense on a straight-line basis upon commencement of the contract.  The Company does not report rent expense for the portion of the rent payment allocated to the buildings, which are owned for accounting purposes.  Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and as interest expense.

Revenue Recognition

The Company has three primary sources of revenue consisting of (i) subscription and support services, (ii) payments, and (iii) product and other sales.

The Company commences revenue recognition when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;
•	the service has been or is being provided to the customer or delivery of the product has occurred;
•	fees are fixed or determinable; and
•	the collection of the fees is reasonably assured.

Software revenue recognition arrangements that do not give the subscriber the option to take possession of the software are service arrangements and are outside the scope of the specific industry rules for software recognition.  This applies to the Company’s cloud-based business management software, and as such, the Company accounts for the subscription and support services as service arrangements.  Amounts invoiced in excess of revenue recognized are deferred.  The majority of the fees are prepaid by subscribers on a monthly basis, and to a lesser extent, for certain subscribers on an annual or quarterly basis.  The subscription revenue is recognized ratably over the term of the agreement.

The customer support offering is delivered together with the subscription services, and the term of the customer support is the same as the related subscription services arrangement.  Accordingly, the Company recognizes customer support revenue in the same manner as the associated subscription service.  The Company’s subscribers enter into separate arrangements with the technology partners.  Revenue derived from revenue share arrangements with the technology partners is recognized when earned on a net basis.  The Company also earns revenue from API platform partners for subscriber site access, data query, and consumer bookings.  The revenue from API platform partners is recorded when earned.

The Company collects a revenue share from third-party payment processors on all transactions between its subscribers who utilize the MINDBODY payment platform and their consumers.  These payment transactions are generally for purchasing classes, goods, or services through a subscriber’s website, at their business location or through the MINDBODY app or third party site included in the MINDBODY Marketing Platform.  Transaction fees are recorded as payments revenue on a net basis.

Product revenues are recognized when all revenue recognition criteria have been met, which is upon delivery.

In certain circumstances, the Company’s arrangements include multiple elements which may consist of some or all of subscription services, support services, and hardware products, which are included in product and other.  When multiple-element arrangements exist, the Company evaluates whether any of these deliverables should be accounted for as separate units of accounting.

The Company’s support services do not have standalone value because it and other vendors do not sell support services separately.  Such support services are therefore combined with the Company’s subscription services as a single unit of accounting.  The Company’s hardware products, such as point of sale systems, have standalone value because it, and other vendors, sell the same products separately.  Additionally, while there is a general right of return relative to the Company’s hardware products, which are generally delivered upfront, performance of the subscription and support services is considered probable and substantially in the

Company’s control.  Accordingly, the Company considers the separate units of accounting in its multiple-element arrangements to be the hardware products and subscription and support services.  For arrangements with multiple elements which can be separated into different units of accounting, the Company allocates the arrangement fee to the separate units of accounting based on vendor-specific objective evidence, as demonstrated by separate sales with sufficient concentration in selling prices.

Cost of Revenue

Cost of revenue primarily consists of costs associated with personnel costs and related expenses for data center operations, global customer support and onboarding services personnel, infrastructure costs for operation of our cloud-based business management software, and costs related to processing the payments of subscribers that pay via credit cards.  Personnel costs consist of salaries, benefits, bonuses, commission costs and stock-based compensation.  Overhead costs consist of certain facilities, depreciation, amortization of capitalized software costs, information technology costs, and impairment charges for acquired technology and capitalized software costs.

Advertising Expense

Advertising and sales promotion costs are expensed when incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations.  The Company’s advertising expenses, which include print and online advertising were $598,000, $588,000, and $508,000 during the years ended December 31, 2015, 2014, and 2013.

Research and Development

Research and development costs are expensed when incurred.  The Company incurs costs in connection with the development of software for its platform and software used in operations.  These costs are expensed unless they meet the requirement for capitalization.

Stock-Based Compensation

Stock-based compensation expense associated with stock option awards is measured and recognized in the financial statements based on the fair value of the awards granted.  The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model.  This model requires the Company to estimate the grant date fair value of the underlying common stock, the expected life of options, the expected volatility of the price of the underlying common stock, risk-free interest rates, and expected dividend yield of the common stock.  The stock-based compensation expense for stock options, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four years.  The forfeiture rate is based on historical experience and expected employee attrition rates.  Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also affect the amount of compensation expense to be recognized in future periods.

The valuation of restricted stock awards (RSAs) is determined as the fair value of the underlying shares on the date of grant as determined by the board of directors.  Stock-based compensation expense for an RSA grant is recognized as expense on the grant date and as an RSA liability on the consolidated balance sheets.  RSAs are subject to a repurchase option of the Company whereby the Company has the right to repurchase the stock from the employee at the grant-date fair value if the employee ceases continuous full-time employment with the Company for any reason.  The Company’s repurchase right lapses as follows:

Grant Date Anniversary (Years)	Percentage of Total Shares Subject to Repurchase
One	100%
Two	80
Three	60
Four	40
Five	—

To the extent the repurchase option for an RSA lapses, the Company reclassifies the grant-date fair value attributable to the related shares from RSA liability to common stock.  To the extent the Company exercises its right to repurchase and pays cash for the RSA shares, RSA liability is reduced by the cash paid.  There were no RSAs issued during the years ended December 31, 2015, 2014, and 2013.

Redeemable Convertible Preferred Stock

The carrying value of redeemable convertible preferred stock was recorded at fair value upon issuance, net of issuance costs, and accreted to its estimated redemption value using the effective interest method.  Accretion to the carrying value was being recorded as an increase in the carrying value of the redeemable convertible preferred stock and a reduction of stockholder’s equity.

The Company reviewed the rights and preferences of its preferred stock for any changes in terms, rights or preferences to determine if such change was a modification or an extinguishment.  An amendment that, based on either quantitative or qualitative considerations, changed a substantive contractual term or fundamentally changed the nature of the preferred share was considered an extinguishment.  The Company considered both expected economics as well as the business purpose of the amendment.  If considered an extinguishment, the Company removed the carrying value of the old securities and recognized the new securities at their current fair value.  If considered a modification, the Company recognized the change in the fair value of the security immediately before and after the amendment as either a deemed dividend or a deemed capital contribution.

Preferred Stock Warrant

Prior to the completion of the IPO in June 2015, the Company accounted for freestanding warrants to purchase shares of redeemable convertible preferred stock as liabilities in the consolidated balance sheets at their estimated fair value.  The preferred stock warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized in the consolidated statements of operations. Upon completion of the IPO, the preferred stock warrant was converted into a Class B common stock warrant, and the related preferred stock warrant liability was reclassified to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments.

Segments

The Company’s chief operating decision maker reviews financial information on a consolidated basis to make decisions about how to allocate resources and to measure the Company’s performance.  Accordingly, the Company has determined that it operates in one segment.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for income taxes.  Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded to reduce the carrying amount of deferred tax assets, unless it is more likely than not such assets will be realized.

The Company also applies the provisions for uncertainty of income taxes.  This guidance prescribes a recognition threshold and measurement attribute for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  This guidance also applies to various related matters, such as derecognition, interest, penalties, and required disclosures.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision.

Net Income (Loss) Per Share Attributable to Common Stockholders

The Company applies the two-class method in calculating the net income (loss) per share amounts which requires net income (loss) to be allocated between the common and preferred stockholders based on their respective right to receive dividends.  Accordingly, the Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Net income (loss) attributable to common stockholders is equal to the Company’s net income (loss) as adjusted for accretion of cumulative preferred stock dividends of the related series of redeemable convertible preferred stock to their redemption value.  Diluted income (loss) per share attributable to common stockholders adjusts the basic weighted-average number of shares of common stock outstanding for the potential dilution that could occur if stock options, warrants, and redeemable convertible preferred stock were exercised or converted into common stock.  For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock, and preferred stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries are their local currencies.  The assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the balance sheet date.  Revenues and expenses are translated using the average exchange rates prevailing during the period.  Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income (loss).

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss.  Other comprehensive loss refers to expenses and losses that under GAAP are recorded as an element of stockholders’ deficit, but are excluded from the Company’s net loss.  For all periods presented, the Company’s other comprehensive loss is made up of foreign currency translation adjustments related to the Company’s foreign subsidiaries.

Recently Issued and Adopted Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance intended to improve financial reporting about leasing transactions. The new guidance requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning January 1, 2019. The Company is evaluating the impact of the new standard on its consolidated financial statements.

In November 2015, the FASB issued authoritative guidance related to balance sheet classification of deferred taxes. The new guidance requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The new authoritative guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The guidance is not expected to have a material impact on the audited annual financial statements.

In May 2014, FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated financial statements.

In September 2015, the FASB issued authoritative guidance related to measurement period adjustments in business combinations. The guidance requires that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company expects to adopt this new standard beginning January 1, 2016. The guidance is not expected to have a material impact on the audited annual financial statements.

In April 2015, the FASB issued authoritative guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. This authoritative guidance applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. The new guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The guidance is not expected to have a material impact on the audited annual financial statements.

In April 2015, the FASB issued authoritative guidance, which changes the presentation of debt issuance costs in financial statements.  Under this authoritative guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The new guidance is effective for the Company beginning January 1, 2016.  Early adoption is permitted.  The guidance is not expected to have a material impact on the consolidated financial statements.

2.	FAIR VALUE MEASUREMENTS

The Company measures and reports its cash equivalents, contingent consideration, and preferred stock warrant at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds. The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis, whereby the inputs used in our valuation techniques are assigned a hierarchical level. The following are the three levels of inputs to measure fair value:

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs that reflect quoted prices for identical assets or liabilities in less active markets; quoted prices for similar assets or liabilities in active markets; benchmark yields, reported trades, broker/dealer quotes, inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Unobservable inputs that reflect our own assumptions incorporated in valuation techniques used to measure fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and consider an inactive market to be one in which there are infrequent or few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our own or the counterparty’s non-performance risk is considered in measuring the fair values of assets.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$90,524	$—	$—	$90,524

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$28,036	$—	$—	$28,036
Financial Liabilities:
Contingent consideration related to acquisition(2)	$—	$—	$11	$11
Preferred stock warrant(3)	—	—	1,188	1,188
Total financial liabilities	$—	$—	$1,199	$1,199

(1)

The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds.  All such assets as of December 31, 2015 and 2014 were recorded based on Level 1 inputs.

(2)

Contingent consideration related to the Jill’s List acquisition (discussed further in Note 4) is classified within Level 3 because the liability is valued using significant unobservable inputs.  The Company estimated the fair value of the acquisition-related contingent consideration using a risk-neutral Monte Carlo simulation model.  The model assigned payout probabilities to each of the earn-out periods and simulated 50,000 target revenue paths using median volatility of comparable companies.  The revenue growth was adjusted to a risk neutral framework and earn-out value was discounted using risk-free rate as of the valuation date.  The change in fair value related to changes in estimated contingent consideration was recorded in the results of operations. The liability associated with the contingent consideration was not material as of March 31, 2015 and was extinguished during the quarter ended June 30, 2015.

Quantitative information for the significant inputs used in valuing the contingent consideration during the year ended December 31, 2014 is summarized as follows:

Year Ended December 31,
2014
Probability of achieving target revenue	0% – 50%
Risk-free rate	0.02% – 0.2%
Volatility	10% – 24%

(3)

The preferred stock warrant was valued using a hybrid between a probability-weighted expected return method (PWERM) and option pricing method (OPM), estimating the probability weighted value across multiple scenarios, while using an OPM to estimate the allocation of value within one or more of those scenarios.  Under a PWERM, the value of the Company’s various equity securities were estimated based upon an analysis of future values for the Company assuming various future outcomes, including two initial public offering (IPO) scenarios, two transaction scenarios contemplating a sale or merger transaction, and a scenario contemplating the continued operation of the Company as a privately-held enterprise.  Guideline public company (GPC) multiples were used to value the Company under the IPO and transaction scenarios.  The discounted cash flow (DCF) method was used to value the Company under the staying private scenario.  Share value for each class of security was based upon the probability-weighted present value of expected future investment returns, considering each of these possible future outcomes, as well as the rights of each share class.

The significant unobservable inputs into the valuation model used to estimate the fair value of the preferred stock warrant include the timing of potential liquidity events (IPO, transaction, staying private) and their probability of occurring, the selection of GPC multiples, a discount for the lack of marketability of the preferred and common stock, the projected future cash flows, and the discount rate used to calculate the present-value of the estimated equity value allocated to each share class.

Quantitative information for the significant inputs used in valuing the warrant as of June 18, 2015 (pricing of the IPO) and December 31, 2014 is summarized in the following table:

Input Ranges	June 18, 2015	December 31, 2014
Time to liquidity (years)	0.0-0.62	0.5-1.16
Probability of each liquidity event:
IPO	95%	75%
Transaction	0%	20%
Staying private	5%	5%
Discount for lack of marketability	5%	11%
Discount rate	19%	17%

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

The following table provides a summary of changes in fair value of the Level 3 financial liabilities during the years ended December 31, 2015 and 2014 (in thousands):

	Preferred Stock Warrant	Contingent Consideration	Total
Balance – January 1, 2015	$1,188	$11	$1,199
Change in fair value	25	(11)	14
Reclassification of preferred stock warrant liabilities to additional paid-in capital in conjunction with the conversion of the convertible preferred stock into Class B common stock upon the closing of the Company’s IPO	(1,213)	—	(1,213)
Balance – December 31, 2015	$—	$—	$—

	Preferred Stock	Contingent
	Warrant	Consideration	Total
Balance – January 1, 2014	905	2,007	2,912
Payment of contingent consideration in cash	—	(240)	(240)
Payment of contingent consideration in common stock	—	(322)	(322)
Change in fair value	283	(1,434)	(1,151)
Balance – December 31, 2014	$1,188	$11	$1,199

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2015 or 2014. As of and for the years ended December 31, 2014 and 2015, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.

3.	BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$2,799	$2,020
Other	283	542
Prepaid expenses and other current assets	$3,082	$2,562

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Computer equipment	$13,195	$11,590
Leasehold improvements	9,882	6,121
Capitalized software costs	1,888	1,754
Office equipment	2,336	1,402
Software licenses	1,768	963
Building, leased	16,438	15,583
Property and equipment – gross	45,507	37,413
Less: accumulated depreciation and amortization	(13,753)	(8,845)
Property and equipment – net	$31,754	$28,568

Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the years ended December 31, 2015, 2014, and 2013 was $5,862,000, $3,444,000, and $2,371,000, respectively.

The Company capitalized software development costs of $135,000, $185,000, and $907,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Amortization of capitalized software development costs totaled $317,000, $791,000, and $835,000 during the years ended December 31, 2015, 2014 and 2013, respectively.  During the year ended December 31, 2014, the Company wrote off $160,000 of cost incurred to integrate acquired technology.  The net book value of capitalized software development costs was $351,000 and $535,000 as of December 31, 2015 and 2014, respectively.

During the year ended December 31, 2013, the Company executed a lease for a new 64,000 square foot office building in San Luis Obispo, California.  This facility provides additional capacity to accommodate continued growth, and became operational in the second quarter of 2015.  Both the landlord and the Company incurred costs to construct the facility according to the Company’s operating specifications, and as a result, the Company has concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period.  During the year ended December 31, 2015, 2014 and 2013, the landlord incurred building construction costs of $855,000, $11,924,000, and $3,659,000, respectively, which the Company has recorded as an asset, with a corresponding construction financing obligation.  During April 2015, the Company began to occupy the facility. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs included in construction-in-progress for the building was recorded to “Building, Leased” within “Property and equipment, net” and the related financing obligation of $16,236,000 remained recorded as of December 31, 2015. The obligation is being settled through monthly lease payments to the landlord upon completion of the construction, and the asset is being depreciated over the initial term of the lease. The lease has an original term of 15 years and the Company also has an option to extend the term of the lease for three consecutive terms of five years each. The Company is responsible to pay landlord’s insurance costs, real property taxes, and operating expenses related to the premises as additional rent. The Company is also responsible for all tenant improvements and, at inception, was required to deposit $2,533,000 into a restricted account to pay for these improvements. As of December 31, 2015 and 2014, the remaining balance in the deposit account was zero and $772,000, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll	$3,918	$3,353
Accrued vacation	1,699	1,323
Employee stock purchase plan contributions	1,496	—
Other liabilities	798	543
Total accrued expenses and other liabilities	$7,911	$5,219

4.	BUSINESS COMBINATION

Fitness Mobile Apps

On February 2, 2015, the Company completed the acquisition of the Fitness Mobile Apps business of Petrol Designs LLC (Fitness Mobile Apps), a privately held technology partner that creates tailored mobile apps for the Company’s subscribers.  The Company accounted for the acquisition of Fitness Mobile Apps as a business combination.  The Company acquired all of the assets that were used in, or otherwise benefit, the mobile apps business for 103,617 shares of the Company’s common stock with a fair value of $14.476 per share, of which 74,260 shares have been issued and 29,357 shares are held with an escrow agent and will be released on the first anniversary of the closing date, and $3,000,000 in cash, resulting in an aggregate purchase price of $4,500,000.  The acquisition also included an obligation to issue up to 207,234 shares of the Company’s common stock to certain former employees of Fitness Mobile Apps, contingent upon their continuous employment with the Company.  As such, compensation expense is being recorded ratably over the respective service period for the fair value of these additional shares.

The fair value of the Company’s common stock issued for Fitness Mobile Apps was based on the Company’s valuation of its common stock as of February 2, 2015.  Given the absence of a public trading market, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock.  These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions.  The aggregate enterprise value was determined using a combination of the income approach and two market approaches in order to estimate an Enterprise Value under five different possible future scenarios, which were weighted as follows:

Weighting
IPO	75%
Transaction	20%
Private company (DCF)	5%

The Company allocated the total purchase consideration to tangible assets acquired and identifiable intangible assets acquired based on their estimated fair values with the excess of the purchase consideration over the aggregate fair values recorded as goodwill allocated to the Company’s one operating segment.  Goodwill of $3,569,000 represents 80% of the total purchase consideration and is primarily attributable to the value of acquired personnel, and the Company’s ability to expand its consumer base by transitioning Fitness Mobile Apps onto the Connect platform. Goodwill is amortized over 15 years for tax purposes.

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

The results of Fitness Mobile Apps are included in our consolidated statements of operations since the acquisition date, including revenues and net loss, which were not material.  Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Jill’s List

In April 2013, the Company acquired 100% of the issued and outstanding capital stock of Jill’s List, Inc., an online platform that enables referrals of patients to over 4,000 certified integrative health practitioners and companies.  The acquisition marked the launch of the Company’s new wellness network, which connects consumers, employees, and doctors with integrative network practitioners.  Subsequent to the close of the acquisition, the Company rebranded Jill’s List as Connect Workplace (now MINDBODY Workplace).  The Company accounted for the acquisition of Jill’s List as a purchase of a business.  The total purchase consideration was $2,611,000, consisting of $250,000 in cash, the issuance of 93,190 shares of the Company’s common stock with a fair value of $8.39 per share on the acquisition date, and future earn-out consideration with a fair value of $1,579,000 on the acquisition date.  The Company withheld 37,275 shares as escrow shares to provide for undisclosed claims or damages to be released 18 months after the acquisition date.  All escrow shares were released in October 2014.  The earn-out consideration is contingent upon the achievement of certain recurring minimum revenue and maximum expense targets within and over a period of two years after the acquisition date with the maximum payment equal to $1,000,000 in cash and an additional 124,255 shares of the Company’s common stock.

The fair value of the Company’s common stock issued for Jill’s List was based on the Company’s valuation of its common stock as of March 31, 2013.  Given the absence of a public trading market, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock.  These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions.  The aggregate enterprise value was determined using a combination of the income approach and two market approaches in order to estimate an Enterprise Value under five different possible future scenarios, which were weighted as follows:

Weighting
IPO	40%
Transaction	55%
Private company (DCF)	5%

The Company estimated the fair value of the acquisition-related contingent consideration using a risk-neutral Monte Carlo simulation valuation model.  The model assigned payout probabilities to each of the earn-out periods and simulated 50,000 target revenue paths using median volatility of comparable companies.  The revenue growth was adjusted to a risk neutral framework and earn-out value was discounted using risk-free rate as of the valuation date.

The Company allocated the total purchase consideration to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values with the excess of the purchase consideration over the aggregate fair values recorded as goodwill.  The value of goodwill was 70% of the total purchase consideration and is primarily attributable to the expected synergies and increased revenue opportunities resulting from unifying Jill’s List network of practitioners with the Company’s wellness software.  The goodwill is not deductible for tax purposes.

The acquisition provided the Company with two acquired intangible assets of value, internally developed software/technology with a remaining useful life of three years and network list with remaining useful life of two years.  The internally developed software/technology represents the online platform that allows the Jill’s List network of doctors, patients, practitioners, and corporate clients to understand and access a suite of integrative healthcare and payment options.  The network list represents the contact information for over 4,000 integrative health practitioners and companies.  The fair values of the acquired intangible assets were based on the cost approach and the identifiable intangible assets are subject to amortization on a straight-line basis over their remaining useful lives.

The Company incurred and expensed $82,000 in acquisition-related costs, which are included within general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2013.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Tangible assets acquired	$10
Intangible asset – internally developed software/technology	518
Intangible asset – network list	420
Goodwill	1,827
Liabilities assumed	(164)
Fair value of total purchase consideration	$2,611

The results of Jill’s List are included in our consolidated statements of operations since the acquisition date, including revenues and net loss, which were not material.  Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.  Goodwill amounts are not amortized, but rather tested for impairment at least annually on October 1st.  The Company’s goodwill balance is solely attributable to the acquisition of Petrol Designs LLC and Jill’s List.  The goodwill balance was $5,396,000 as of December 31, 2015 and $1,827,000 as of December 31, 2014.  There have been no impairment charges recorded against goodwill.

The Company’s intangible assets consisted of the following (in thousands):

	December 31, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3	913	(277)	636
Total intangible assets		$1,333	$(697)	$636

	December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(360)	$60
Total intangible assets		$420	$(360)	$60

Amortization expense for intangible assets with finite lives was $337,000, $339,000, and 273,000 during the years ended December 31, 2015, 2014, and 2013, respectively.  The remaining $60,000 as of December 31, 2014 of the net book value relating to the acquired network list was fully amortized during the year ended December 31, 2015. Estimated future amortization expense as of December 31, 2015 was $305,000, $304,000, and $27,000 for the years ending December 31, 2016, 2017, and 2018, respectively.

During the year ended December 31, 2014, the Company recorded an impairment charge of $266,000 related to the acquired technology from the Jill’s List acquisition.

6.	DEBT

Credit Facility

On January 12, 2015, the Company entered into an agreement with Silicon Valley Bank to provide a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate plus 0.5% or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. The credit facility is secured by substantially all of accounts receivable and other corporate assets of the Company. Borrowings under the Company’s loan agreement are available based on a percentage of its monthly recurring revenue for the previous three months. The Company also granted and pledged a security interest to the lender in all of its right, title, and interest in intellectual properties. The Company is also subject to certain reporting and financial performance covenants as well which require it to meet certain revenue targets. The Company did not draw down any amounts under the credit agreement during the year ended December 31, 2015.

7.	COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2016 and 2026.  Rent expense during the years ended December 31, 2015, 2014, and 2013 was $4,332,000, $3,240,000, and $2,433,000, respectively.

Financing Obligation

During April 2015, the Company began to occupy a facility constructed under a 15 year build-to-suit lease arrangement entered into in October 2013. During the construction of the facility, the Company was deemed the “owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs for the building were recorded to “Building, Leased” within “Property and equipment, net” and the related financing obligation of $16,236,000 remained recorded as of December 31, 2015. The portion of the lease obligation allocated to the land is being treated for accounting purposes as an operating lease.

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable lease agreements as of December 31, 2015 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2016	3,109	1,583	4,692
2017	2,529	1,630	4,159
2018	2,369	1,679	4,048
2019	2,170	1,729	3,899
2020	2,105	1,781	3,886
Thereafter	12,877	19,362	32,239
Total minimum lease payments	$25,159	$27,764	$52,923

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and communication services as of December 31, 2015 were as follows (in thousands):

Year Ending December 31,
2016	1,990
2017	2,683
2018	981
2019	—
Total minimum purchase commitments	$5,654

Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

8.	WARRANT

In connection with entering into a credit facility during the year ended December 31, 2010, the Company issued a warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock to the lender. The warrant was fully vested and exercisable upon issuance, had an expiration date in June 2020, and had an exercise price of $2.54 per share. During the year ended December 31, 2015, the exercise price for the warrant was modified to $1.732 per share. The impact of this modification was not material. Prior to the IPO, the warrant was required to be treated as a liability and recorded at estimated fair value, with changes in fair value at each reporting date recognized in the consolidated statements of operations, since the warrant was exercisable into conditionally redeemable shares of preferred stock. The change in the fair value of the warrant was ($25,000) and ($283,000) for the years ended December 31, 2015 and 2014, respectively, and were recognized in the consolidated statements of operations. In connection with the IPO completed on June 24, 2015, the warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 89,177 shares of the Class B common stock with an aggregate exercise price of $151,603, and the related preferred stock warrant liability was reclassified to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The warrant was exercised on a net basis on July 24, 2015, which resulted in the issuance of 76,565 shares of Class B common stock.

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDER’S EQUITY (DEFICIT)

Redeemable Convertible Preferred Stock

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

Preferred Stock	Number of Shares, Actual	Conversion Rate	Number of Shares, As Converted
Series A	1,319,940	1.0088	1,331,507
Series B	988,411	1.0148	1,003,071
Series C	4,019,524	1.0192	4,096,561
Series D	5,308,875	1.0218	5,424,802
Series E	2,439,058	1.0000	2,439,058
Series F	2,685,997	1.0000	2,685,997
Series G	3,692,684	1.0000	3,692,684
Total	20,454,489		20,673,680

The Company has determined that the changes to the rights underlying the Series A, Series B, Series C and Series D preferred stock resulted in a modification, for accounting purposes, of these shares. The change in the fair value of the Series A, Series B, Series C, and Series D immediately before and after the amendment was recognized as a deemed dividend of $1,748,000 from the Series A, Series B, Series C and Series D preferred stockholders, which was recorded as a reduction of accumulated deficit during the year ended December 31, 2015.

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

Common Stock and Stockholder’s Equity (Deficit)

Preferred Stock

Immediately prior to the completion of the IPO, all outstanding redeemable convertible preferred stock was converted and reclassified into 20,673,680 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 100,000,000 shares of preferred stock with a par value of $0.000004 per share. No shares of preferred stock were issued or outstanding as of December 31, 2015 and December 31, 2014.

Common Stock

Immediately prior to the completion of the IPO, all outstanding shares of common stock were reclassified into 11,305,355 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.000004 per share. The amended and restated certificate of incorporation also:

•

established that, on any matter that is submitted to a vote of the stockholders, the holder of each share of Class A common stock is entitled to 1 vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share;

•

established that shares of Class B common stock are convertible into shares of Class A common stock at the option of the holder and automatically convert into shares of Class A common stock upon transfer, subject to limited exceptions; and

•	established that, except with respect to voting and conversion rights, as discussed above, the rights of the holders of Class A and Class B common stock are identical.

Common Stock Reserved for Issuance

As of December 31, 2015 and 2014, the Company had reserved shares of common stock, on an as-if converted basis, for future issuance as follows:

	Year Ended December 31,
	2015	2014
Conversion of outstanding redeemable convertible preferred stock	—	20,454,489
Exercise and conversion of preferred stock warrants	—	87,500
Exercise of outstanding stock options	4,311,463	2,568,781
Shares reserved under employee stock purchase plan	783,136	—
Shares reserved for future stock award grants	4,788,322	414,640
Total	9,882,921	23,525,410

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

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan (2015 Plan) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (2009 Plan).  As of December 31, 2015, there were 4,788,322 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will also include an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of December 31, 2015, options to purchase 100,000 shares of Class A common stock remained outstanding under the 2015 Plan.

The acquisition of Fitness Mobile Apps discussed in Note 4 included an obligation to issue up to 207,234 shares of the Company’s Class A common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and continuous employment with the Company. If and when the contingency is satisfied, these shares will be issued pursuant to the Company’s 2015 Equity Incentive Plan and will be fully vested on the date of issuance. As such, compensation expense is being recorded ratably over the respective service period.

The 2015 Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

2015 Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (2015 ESPP) became effective on June 2, 2015. As of December 31, 2015, there were 783,136 shares of Class A common stock available for issuance under the 2015 ESPP. The number of shares available for sale under the 2015 ESPP will also include an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine.

Under the 2015 ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The 2015 ESPP provides for 24 month offering periods. Each offering period will include purchase periods, which will be approximately the six-month period commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. The Company commenced its first offering period under the 2015 ESPP on June 18, 2015. Because shares can only be purchased at the end of each purchase period, no shares of Class A common stock were purchased under the 2015 ESPP for the year ended December 31, 2015.

2009 Stock Option Plan

The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants, terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of December 31, 2015, options to purchase 4,211,463 shares of Class B common stock remained outstanding under the 2009 Plan.

Stock Option Activity

A summary of the activity for the Company’s stock option activity during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except per share and contractual life amounts and years):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2013	1,009,289	$1.24	8.6
Granted	613,029	7.71	9.5
Exercised	(1,070)	1.39	—
Forfeited or cancelled	(16,814)	3.56	—
Outstanding – December 31, 2013	1,604,434	$3.69	8.3
Granted	1,009,625	10.66	9.2
Exercised	(7,072)	1.82	—
Forfeited or cancelled	(38,206)	6.88	—
Outstanding – December 31, 2014	2,568,781	$6.39	8.1	$20,773
Granted	2,039,875	14.48	8.6
Exercised	(34,140)	7.10	—
Forfeited or cancelled	(263,053)	12.07	—
Outstanding – December 31, 2015	4,311,463	$9.87	7.9	$22,709
Exercisable – December 31, 2015	2,095,027	$6.40	6.7	$18,290
Vested and expected to vest – December 31, 2015	4,201,122	$9.77	7.9	$22,541

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014, and 2013 was $6.57, $5.17, and $4.64 per share, respectively. Total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $274,000, $90,000, and $5,000, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014, and 2013 was $4,898,000, $1,546,000, and $73,000, respectively.

As of December 31, 2015, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $12,867,000, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock Options Granted to Directors and Nonemployee Consultants

The Company granted options to purchase 195,000 shares of Class B common stock to its directors and nonemployee consultants during the year ended December 31, 2015. The Company recorded stock-based compensation expense related to these grants of $278,000 for the year ended December 31, 2015. The number of shares and stock-based compensation expense related to non-employee grants during the year ended December 31, 2014 and 2013 was not material.

Other Stock-Based Compensation

During the year ended December 31, 2015, the Company recorded stock-based compensation expense of $2,728,000 related to contingent bonuses to certain former employees of Fitness Mobile Apps payable in shares of the Company’s common stock for post-combination employment services.

Total stock-based compensation expenses were allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$651	$220	$51
Sales and marketing	3,533	196	56
Research and development	902	298	68
General and administrative	3,289	1,023	252
Total stock-based compensation expense	$8,375	$1,737	$427

Determination of Fair Value

During the years ended December 31, 2015, 2014, and 2013, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	5.8	5.8 - 5.9	5.9
Expected volatility	45%-46%	48% - 51%	55%
Risk-free interest rate	1.4%-1.8%	1.7% - 1.9%	1.60%
Dividend yield	0%	0%	0%

Compensation expense related to stock-based transactions is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The stock-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years.

Use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of the common stock, risk-free interest rates, and expected dividend yield of the common stock. The assumptions used in our option-pricing model represent management’s best estimates.

These assumptions and estimates are as follows:

Fair Value of Common Stock

Prior to the Company’s IPO on June 18, 2015, the fair value of the common stock underlying our stock-based awards was determined by the Company’s board of directors, with input from management and a third-party valuation firm.

Since the Company’s IPO, the fair value of common stock was determined based on the market closing price for the Company’s Class A common stock as reported on the NASDAQ Stock Market at each grant date.

Expected Term

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms, and contractual lives of the options.

Expected Volatility

The expected volatility of stock options is estimated based upon the historical volatility of a number of publicly traded companies in similar stages of development and comparable industries for a period commensurate with the expected life. The Company intends to continue to consistently apply this methodology using the same or similar public companies until sufficient historical information regarding the volatility of the Company’s Class A common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to MINDBODY, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

Risk-Free Interest Rate

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Dividend Yield

The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero was utilized.

10.	INCOME TAXES

The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(36,197)	$(24,841)	$(16,569)
Foreign	355	351	385
Loss before provision for income taxes	$(35,842)	$(24,490)	$(16,184)

The Company recorded an income tax expense of $246,000 for the year ended December 31, 2015. This tax expense is largely attributable to the deferred tax liability associated with the amortization of intangible assets and foreign income taxes associated with the Company’s operations in the United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provisions for income taxes:
Federal	$—	$—	$—
State	29	5	5
Foreign	158	67	32
Total current	187	72	37
Deferred tax provision (benefit):
Federal	93	—	—
State	21	—	—
Foreign	(55)	44	26
Total provision for income taxes	$246	$116	$63

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses carryforwards	$31,837	$22,317
Accrued expenses and reserves	1,878	554
Nonqualified stock options	1,566	479
Deferred revenue	737	142
Deferred rent	489	388
Depreciation	1,048	286
Other	110	80
Total deferred tax assets	37,665	24,246
Deferred tax liabilities:
Amortization	(240)	(230)
Other	(105)	(74)
Total deferred tax liabilities	(345)	(304)
Valuation allowance	(37,448)	(24,013)
Net deferred tax liabilities	$(128)	$(71)

The following table presents a reconciliation of statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Tax at statutory federal rate	34%	34%	34%
State tax – net of federal benefit	5.0	5.4	5.3
Stock-based compensation - ISOs	(2.4)	(0.2)	—
Change in fair value of preferred stock warrant	—	(0.5)	(0.7)
Change in fair value of contingent consideration	—	2.3	(1)
Change in valuation allowance	(35.6)	(39.5)	(36.4)
Other	(1.7)	(2.0)	(1.6)
Effective tax rate	(0.7)%	(0.5)%	(0.4)%

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes, which may become payable if undistributed earnings of the foreign subsidiaries were paid as dividends to the Company.  Should the Company decide to no longer indefinitely reinvest such earnings outside the United States, the Company would have to adjust the income tax provision in the period management makes such determination.

As of December 31, 2015 and 2014, respectively, deferred tax assets included federal net operating loss carryforwards of $82,108,000 and $58,846,000, and state net operating loss carryforwards of $78,205,000 and $47,386,000.  The federal net operating loss carryforwards start to expire in the year ending December 31, 2025.  The state net operating loss carryforwards start to expire in the year ending December 31, 2019.

As of December 31, 2015 and 2014, the Company had no assurance that future taxable income would be sufficient to fully utilize the net operating loss carryforwards and other deferred tax assets in the future.  Consequently, the Company determined that a valuation allowance of $37,448,000 and $24,013,000 as of the years ended December 31, 2015 and 2014, respectively, was needed to offset the deferred tax assets resulting mainly from the net operating loss carryforwards.  The net change in the valuation allowance during the years ended December 31, 2015 and 2014 was an increase of $13,435,000 and $9,662,000, respectively.

As a result of certain realization requirements related to stock-based compensation expense, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting.  Equity will be increased by $455,000 if and when such deferred tax assets are ultimately realized.

Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the realizability of Net Operating Losses (NOLs) in future periods when a loss corporation has undergone significant changes in stock ownership. During the year ended December 31, 2015, we completed an analysis under IRC Section 382 through December 31, 2014, and determined that we experienced multiple ownership changes during this period.  U.S. federal NOLs of approximately $430,000 are expected to expire unused due to limitations under Section 382 and, as such, have not been reflected in the NOL carryforward above. Our ability to use NOL carryforwards may also be limited by Section 382 of the Code if we determine that we experienced an ownership change in connection with the IPO or as result of subsequent equity transactions. However, any limitations are not expected to impact the results of operations and cash flows because the Company has operated at a tax loss during the each of the years ended December 31, 2015 and 2014.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.  As of December 31, 2014 and 2015, the Company has not identified any unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties.

The Company’s 2012 to 2015 tax years remain subject to examination by the U.S. federal tax authorities and the Company’s 2011 to 2015 tax years remain subject to examination by the state tax authorities.

11.	NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	For Year Ended December 31,
	2015	2014	2013
Net loss attributable to common stockholders	$(44,202)	$(45,917)	$(44,139)
Net loss per share attributable to common stockholders, basic and diluted	$(1.68)	$(4.17)	$(4.10)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	26,319,903	11,013,658	10,757,938

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of December 31,
	2015	2014	2013
Redeemable convertible preferred stock	—	20,454,489	16,761,805
Shares subject to outstanding stock options and employee stock purchase plan	4,437,177	2,568,781	1,604,434
Common stock subject to repurchase	—	117,000	263,000
Preferred stock warrant	—	87,500	87,500
Total	4,437,177	23,227,770	18,716,739

12.	SEGMENTS AND INFORMATION BY GEOGRAPHIC LOCATION

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

Revenue

The following table presents the Company’s total revenue by category (in thousands):

	For Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription and services	$61,339	$40,501	$28,225
Payments	37,460	26,060	17,122
Product and other	2,570	3,449	3,340
Total revenue	$101,369	$70,010	$48,687

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	For Year Ended December 31,
	2015	2014	2013
United States	$84,822	$58,802	$41,723
Other	16,547	11,208	6,964
Total	$101,369	$70,010	$48,687

Substantially all of the Company’s assets were attributable to operations in the United States as of December 31, 2015 and 2014.

13.	PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan (401(k) Plan) that covers all eligible employees.  Each participant may elect to contribute up to the maximum limit by federal law.  The Company makes a safe harbor contribution at 100% of the first 3% of eligible salary deferral, plus 50% of the next 2% of salary deferral. The Company’s chief executive officer, chief operating officer and chief financial officer are trustees of the 401(k) Plan.  Employer contributions totaled $1,743,000, $812,000, and $685,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

14.	RELATED-PARTY TRANSACTIONS

The Company incurred office repair, maintenance, building fixtures and other professional services expenses of $231,000, $554,000 and $216,000 for the years ended December 31, 2015, 2014 and 2013, respectively, with related parties. All transactions with related parties were conducted on terms equivalent to those prevailing in an arm’s-length transactions.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37453	3.1	August 7, 2015

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-37453	3.2	August 7, 2015

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-204068	4.1	June 8, 2015

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of February 10, 2014, as amended	S-1	333-204068	4.2	May 11, 2015

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-204068	10.1	June 8, 2015

10.2+	MINDBODY, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-204068	10.2	June 8, 2015

10.3+	MINDBODY, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-204068	10.3	June 8, 2015

10.4+	MINDBODY, Inc. 2009 Stock Option Plan and related form agreements.	S-1/A	333-204068	10.4	June 8, 2015

10.5+	MINDBODY, Inc. Executive Bonus Plan.	S-1/A	333-204068	10.5	June 8, 2015

10.6+	Employment Agreement between the Registrant and Richard L. Stollmeyer.	S-1/A	333-204068	10.6	June 8, 2015

10.7+	Employment Agreement between the Registrant and Robert Murphy.	S-1/A	333-204068	10.7	June 8, 2015

10.8+	Employment Agreement between the Registrant and Brett White.	S-1/A	333-204068	10.8	June 8, 2015

10.9+	Employment Agreement between the Registrant and Chet Brandenburg.	S-1/A	333-204068	10.9	June 8, 2015

10.10+	Employment Agreement between the Registrant and Bradford L. Wills.	S-1/A	333-204068	10.11	June 8, 2015

10.11+	Employment Agreement between the Registrant and Kimberly Lytikainen.	S-1/A	333-204068	10.12	June 8, 2015

10.12	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of January 12, 2015, as amended.	S-1	333-204068	10.14	May 11, 2015

10.13	Agreements for Lease of Real Property between the Registrant, Tank Farm Office Park, LLC and the other parties therein.	S-1	333-204068	10.15	May 11, 2015

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touch LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Filed herewith.
**

Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MINDBODY, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.