Form 10-Q
period 2016-03-31
MINDBODY, Inc.
filed 2016-05-04
CIK 1458962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 17,318,513 shares of Class A common stock, and 22,373,082 shares of Class B common stock outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	5
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2016 and 2015	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 6.	Exhibits	54
Signatures		55
Exhibit Index		56

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain subscribers;
•	our ability to deepen our relationships with existing subscribers;
•	our expectations regarding our subscriber growth rate, average revenue per subscriber, and the usage of our payment platform;
•	our business plan and beliefs and objectives for future operations;
•	benefits associated with use of our products and services;
•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	the network effects associated with our business;
•	our ability to further develop strategic relationships;
•	our ability to achieve positive returns on investments;
•

our plans to further invest in and grow our business, including investment in research and development, sales and marketing, and in the development of our customer support teams, and our ability to effectively manage our growth and associated investments;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MINDBODY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$91,451	$93,405
Accounts receivable, net of allowance for doubtful accounts of $163 and $90 as of March 31, 2016 and December 31, 2015	7,854	6,643
Prepaid expenses and other current assets	3,286	3,082
Total current assets	102,591	103,130
Property and equipment, net	33,509	31,754
Intangible assets, net	560	636
Goodwill	5,396	5,396
Other noncurrent assets	507	498
TOTAL ASSETS	$142,563	$141,414

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,449	$4,426
Accrued expenses and other liabilities	9,038	7,911
Deferred revenue, current portion	3,687	3,367
Other current liabilities	658	645
Total current liabilities	19,832	16,349

Deferred revenue, noncurrent portion	2,275	1,886
Deferred rent, noncurrent portion	1,298	1,254
Financing obligation on leases, noncurrent portion	15,861	15,961
Other noncurrent liabilities	166	181
Total liabilities	39,432	35,631
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 16,472,377 shares issued and outstanding as of March 31, 2016; 1,000,000,000 shares authorized, 14,931,016 shares issued and outstanding as of December 31, 2015	—	—
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 23,217,356 shares issued and outstanding as of March 31, 2016; 100,000,000 shares authorized, 24,296,346 shares issued and outstanding as of December 31, 2015	—	—
Additional paid-in capital	274,330	270,436
Accumulated other comprehensive loss	(223)	(271)
Accumulated deficit	(170,976)	(164,382)
Total stockholders' equity	103,131	105,783
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY	$142,563	$141,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$32,006	$22,263
Cost of revenue	9,972	8,693
Gross profit	22,034	13,570
Operating expenses:
Sales and marketing	13,229	9,717
Research and development	7,417	4,725
General and administrative	7,523	6,780
Total operating expenses	28,169	21,222
Loss from operations	(6,135)	(7,652)
Change in fair value of preferred stock warrant	—	(150)
Interest income	16	3
Interest expense	(328)	(17)
Other income (expense), net	(74)	(39)
Loss before provision for income taxes	(6,521)	(7,855)
Provision for income taxes	73	6
Net loss	(6,594)	(7,861)
Accretion of redeemable convertible preferred stock	—	(5,459)
Deemed dividend—preferred stock modification	—	1,748
Net loss attributable to common stockholders	$(6,594)	$(11,572)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(1.03)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,450,020	11,201,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,594)	$(7,861)
Other comprehensive gain (loss), net of taxes:
Change in cumulative translation adjustment	48	(62)
Comprehensive loss	$(6,546)	$(7,923)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Redeemable		Class A		Additional	Accumulated Other		Total
	Convertible Preferred Stock		and B Common Stock(1)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2014	20,454,489	166,448	11,189,360	—	—	(132)	(124,793)	(124,925)
Reclassification of restricted stock award liability to common stock	—	—	—	—	88	—	—	88
Deemed dividend—preferred stock modification	—	(1,748)	—	—	—	—	1,748	1,748
Accretion of redeemable convertible preferred stock to redemption value	—	9,862	—	—	(4,613)	—	(5,249)	(9,862)
Issuance of common stock upon initial public offering, net of offering costs of $4,024	—	—	7,150,000	—	89,069	—	—	89,069
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,454,489)	(174,562)	20,673,680	—	174,562	—	—	174,562
Reclassification of preferred stock warrant liability to equity in connection with initial public offering	—	—	—	—	1,213	—	—	1,213
Stock-based compensation expense	—	—	—	—	8,375	—	—	8,375
Issuance of common stock for equity awards	—	—	34,140	—	242	—	—	242
Issuance of common stock upon net exercise of warrants	—	—	76,565	—	—	—	—	—
Issuance of stock for business acquisition	—	—	103,617	—	1,500	—	—	1,500
Other comprehensive loss	—	—	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	—	(36,088)	(36,088)
Balance as of December 31, 2015	—	—	39,227,362	—	270,436	(271)	(164,382)	105,783
Stock-based compensation expense	—	—	—	—	1,913	—	—	1,913
Issuance of common stock for contingent consideration payment	—	—	207,234	—	—	—	—	—
Issuance of common stock for equity awards	—	—	102,050	—	302	—	—	302
Issuance of common stock under employee stock purchase plan	—	—	153,087	—	1,679	—	—	1,679
Other comprehensive income	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(6,594)	(6,594)
Balance as of March 31, 2016	—	—	39,689,733	—	274,330	(223)	(170,976)	103,131

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

MINDBODY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,594)	$(7,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,848	1,218
Stock-based compensation expense	1,913	1,140
Change in fair value of preferred stock warrant	—	150
Other	248	162
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(1,381)	(969)
Prepaid expenses and other current assets	(203)	(545)
Other assets	21	18
Accounts payable	(434)	202
Accrued expenses and other liabilities	1,125	(276)
Deferred revenue	715	97
Deferred rent	44	120
Net cash used in operating activities	(2,698)	(6,544)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,137)	(3,396)
Change in restricted cash and deposits	—	780
Acquisition of business	—	(3,000)
Net cash used in investing activities	(1,137)	(5,616)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on financing and capital lease obligations	(87)	(10)
Payments of deferred offering cost	—	(263)
Proceeds from employee stock purchase plan	1,679	—
Proceeds from exercise of equity awards	302	3
Other	(33)	(73)
Net cash provided by (used in) financing activities	1,861	(343)
Effect of exchange rate changes on cash and cash equivalents	20	(73)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,954)	(12,576)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,405	34,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,451	$22,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	31	7
Cash paid for interest	324	12
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock to redemption value	—	5,459
Deemed dividend—preferred stock modification	—	1,748
Unpaid equipment purchases	2,903	2,208
Reclassification of restricted stock award liability to common stock	—	88
Property and equipment acquired with financing obligations and leases	—	1,358
Stock issued in business acquisition	—	1,500
Unpaid offering costs	—	1,549

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

MINDBODY and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) is a provider of cloud-based business management software for the wellness services industry and an emerging consumer marketplace. Its integrated software and payments platform helps business owners in the wellness services industry run, market and build their businesses. MINDBODY enables consumers to evaluate, connect, and transact with local businesses in its marketplace.

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”) which include the accounts of MINDBODY and its wholly owned foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2016. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted under the rules and regulations of the SEC.

These condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2015 included in the Annual Report on Form 10-K (the “Annual Report”), which was filed with the SEC on March 4, 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the capitalization and estimated useful life of the Company’s capitalized internal-use software, useful lives of property and equipment, the determination of fair value of stock options, a valuation allowance for deferred tax assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Changes in facts or circumstances may cause the Company to change its assumptions and estimates in future periods, and it is possible that actual results could differ from current or future estimates.

Summary of Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Concentration of Credit Risk

As of March 31, 2016, one customer represented 24% of the accounts receivable balance. As of December 31, 2015, one customer represented 18% of the accounts receivable balance. No single customer represented over 10% of revenue for any of the periods presented in the consolidated statements of operations.

Recently Issued and Adopted Accounting Pronouncements

On March 30, 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to employee share-based payment transactions. The new guidance requires entities to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and provides guidance on the related cash flow presentation. The new guidance also allows entities to make an accounting policy election to either continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. The new guidance also stipulates that the net settlement of an award for statutory tax withholding purposes would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. The new guidance is effective for the Company beginning January 1, 2017. The Company is evaluating the impact of the new standard on its consolidated financial statements.

On February 25, 2016, the FASB issued authoritative guidance intended to improve financial reporting about leasing transactions. The new guidance requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning January 1, 2019. The Company is evaluating the impact of the new standard on its consolidated financial statements.

In November 2015, the FASB issued authoritative guidance related to balance sheet classification of deferred taxes. The new guidance requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The new authoritative guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The guidance is not expected to have a material impact on the Company’s audited annual financial statements.

In May 2014, FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

The Company measures and reports its cash equivalents at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds.

The following table sets forth the fair value of the Company’s financial assets re-measured on a recurring basis, by level within the fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$88,648	$—	$—	$88,648

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$90,524	$—	$—	$90,524

(1)

The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds. All such assets as of March 31, 2016 and December 31, 2015 were recorded based on Level 1 inputs.

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.

3. BALANCE SHEET COMPONENTS

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Computer equipment	$14,626	$13,195
Leasehold improvements	10,072	9,882
Capitalized software costs	1,923	1,888
Office equipment	2,505	2,336
Software licenses	2,302	1,768
Building, leased	16,438	16,438
Property and equipment – gross	47,866	45,507
Less: accumulated depreciation and amortization	(14,357)	(13,753)
Property and equipment – net	$33,509	$31,754

Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the three months ended March 31, 2016 and 2015 was $1,692,000 and $1,035,000, respectively.

The Company capitalized software development costs of $36,000 and $39,000 for the three months ended March 31, 2016 and 2015, respectively. Amortization of capitalized software development costs totaled $80,000 and $40,000 during the three months ended March 31, 2016 and 2015, respectively. The net book value of capitalized software development costs was $307,000 and $351,000 as of March 31, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2013, the Company executed a lease for a 64,000 square foot office building in San Luis Obispo, California. This facility provides additional capacity to accommodate continued growth, and became operational in the second quarter of 2015. Both the landlord and the Company incurred costs to construct the facility according to the Company’s operating specifications, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. During April 2015, the Company began to occupy the additional office space and no additional construction costs have been incurred since then. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs included in construction-in-progress for the building were recorded to “Building, Leased” within “Property and equipment, net” and the related financing obligation of $16,157,000 remained recorded as of March 31, 2016. The obligation is being settled through monthly lease payments to the landlord since completion of the construction, and the asset is being depreciated over the initial term of the lease. The lease has an initial term of 15 years and the Company has an option to extend the term of the lease for three consecutive terms of five years each. The Company is responsible for paying the landlord’s insurance costs, real property taxes, and operating expenses related to the premises as additional rent.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll	$5,611	$3,918
Accrued vacation	2,173	1,699
Employee stock purchase plan contributions	397	1,496
Other liabilities	857	798
Total accrued expenses and other liabilities	$9,038	$7,911

4. BUSINESS COMBINATION

Fitness Mobile Apps

On February 2, 2015, the Company completed the acquisition of the Fitness Mobile Apps business of Petrol Designs LLC (Fitness Mobile Apps), a privately held technology partner that creates tailored mobile apps for the Company’s subscribers. The Company accounted for the acquisition of Fitness Mobile Apps as a business combination. The Company acquired all of the assets that were used in, or otherwise benefit, the mobile apps business for 103,617 shares of the Company’s common stock with a fair value of $14.476 per share, of which 74,260 shares were issued and 29,357 shares were held with an escrow agent and were released in February 2016 following the first anniversary of the closing date, and $3,000,000 in cash, resulting in an aggregate purchase price of $4,500,000. The acquisition also included an obligation to issue up to 207,234 shares of the Company’s common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and their continuous employment with the Company. The measurement period for the contingent consideration ended during the three months ended March 31, 2016 and the Company issued 207,234 shares of Class A common stock to such former employees of Fitness Mobile Apps on February 22, 2016 under its 2015 Equity Incentive Plan (see Note 9 Common Stock and Stockholder’s Equity (Deficit) below). The related compensation expense for the fair value of these additional shares was recorded ratably over the respective service period.

The fair value of the Company’s common stock issued for the Fitness Mobile Apps acquisition was based on the Company’s valuation of its common stock as of February 2, 2015. Given the absence of a public trading market, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. The aggregate enterprise value was determined using a combination of the income approach and two market approaches in order to estimate an Enterprise Value under five different possible future scenarios, which were weighted as follows:

Weighting
IPO	75%
Transaction	20%
Private company (DCF)	5%

The Company allocated the total purchase consideration to tangible assets acquired and identifiable intangible assets acquired based on their estimated fair values with the excess of the purchase consideration over the aggregate fair values recorded as goodwill allocated to the Company’s one operating segment. Goodwill of $3,569,000 represents 80% of the total purchase consideration and is primarily attributable to the value of acquired personnel, and the Company’s ability to expand its consumer base by transitioning Fitness Mobile Apps onto its platform. Goodwill is amortized over 15 years for tax purposes.

The internally developed software/technology with a remaining useful life of three years represents the tools to create consumer facing customized mobile apps for the Company’s subscribers. The fair values of the acquired intangible assets were determined based on the income approach and relief-from-royalty method approach and the identifiable intangible assets are subject to amortization on a straight-line basis over their remaining useful lives.

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

The results of Fitness Mobile Apps are included in the Company’s consolidated statements of operations since the acquisition date, including revenues and net loss, which were not material. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually on October 1st. The Company’s goodwill balance is solely attributable to the acquisition of Petrol Designs LLC and Jill’s List. The goodwill balance was $5,396,000 as of March 31, 2016 and December 31, 2015. There have been no impairment charges recorded against goodwill.

The Company’s intangible assets consisted of the following (in thousands except years):

	March 31, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3	913	(353)	560
Total intangible assets		$1,333	$(773)	$560

	December 31, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3	913	(277)	636
Total intangible assets		$1,333	$(697)	$636

Amortization expense for intangible assets with finite lives was $76,000 and $143,000 for the three months ended March 31, 2016 and 2015, respectively.

Estimated future amortization expense as of March 31, 2016 was $229,000 for the remaining nine months of 2016, and $304,000, and $27,000 for the years ending December 31, 2017, and 2018, respectively.

6. DEBT

Credit Facility

On January 12, 2015, the Company entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate plus 0.5% or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. The credit facility is secured by substantially all of the Company’s corporate assets. Borrowings under the Company’s loan agreement are available based on a percentage of the Company’s monthly recurring revenue for the previous three months. The Company also granted and pledged a security interest to the lender in all of its right, title, and interest in intellectual property. The Company is also subject to certain reporting and financial performance covenants as well which require it to meet certain revenue targets. The Company did not draw down any amounts under the credit agreement during the three months ended March 31, 2016.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office facilities under various non-cancelable operating lease agreements with an original lease period expiring between 2016 and 2026. Rent expense was $1,120,000 and $1,026,000 for the three months ended March 31, 2016 and 2015, respectively.

Financing Obligation

During April 2015, the Company began to occupy additional office space constructed under a 15 year build-to-suit lease arrangement entered into in October 2013. During the construction of the facility, the Company concluded that it was the “deemed owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion of the construction, the Company was still considered to be the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs for the building were recorded to “Building, Leased” within “Property and equipment, net” and the related financing obligation of $16,157,000 remained recorded as of March 31, 2016. The portion of the lease obligation allocated to the land is being treated for accounting purposes as an operating lease.

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable lease agreements as of March 31, 2016 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2016 (remaining nine months)	$2,325	$1,196	$3,521
2017	2,529	1,630	4,159
2018	2,369	1,679	4,048
2019	2,170	1,729	3,899
2020	2,105	1,781	3,886
Thereafter	12,877	19,362	32,239
Total minimum lease payments	$24,375	$27,377	$51,752

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and communication services as of March 31, 2016 were as follows (in thousands):

Year Ending December 31,
2016 (remaining nine months)	$1,421
2017	2,510
2018	903
2019	—
Total minimum purchase commitments	$4,834

Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

8. WARRANT

In connection with entering into a credit facility during the year ended December 31, 2010, the Company issued a warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock to the lender. The warrant was fully vested and exercisable upon issuance, had an expiration date in June 2020, and had an exercise price of $2.54 per share. During the year ended December 31, 2015, the exercise price for the warrant was modified to $1.732 per share. The impact of this modification was not material. Prior to the IPO, the warrant was required to be treated as a liability and recorded at estimated fair value, with changes in fair value at each reporting date recognized in the consolidated statements of operations, since the warrant was exercisable into conditionally redeemable shares of preferred stock. The change in the fair value of the warrant was ($150,000) for the three months ended March 31, 2015 and was recognized in the condensed consolidated statements of operations. In connection with the IPO completed on June 24, 2015, the warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 89,177 shares of the Class B common stock with an aggregate exercise price of $151,603, and the related preferred stock warrant liability was reclassified to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The warrant was exercised on a net basis on July 24, 2015, which resulted in the issuance of 76,565 shares of Class B common stock.

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

The Company has determined that the changes to the rights underlying the Series A, Series B, Series C and Series D preferred stock resulted in a modification, for accounting purposes, of these shares.  The change in the fair value of the Series A, Series B, Series C, and Series D immediately before and after the amendment was recognized as a deemed dividend of $1,748,000 from the Series A, Series B, Series C and Series D preferred stockholders, which was recorded as a reduction of accumulated deficit during the three months ended March 31, 2015.

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

Preferred Stock

Immediately prior to the completion of the IPO, all outstanding convertible preferred stock was converted and reclassified into 20,673,680 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 100,000,000 shares of preferred stock with a par value of $0.000004 per share. No shares of preferred stock were issued or outstanding as of March 31, 2016 and December 31, 2015.

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

Following the IPO, shares of the Company’s Class A common stock have increased, with an associated decrease in the number of shares of the Company’s Class B common stock, primarily as a result of the conversion of shares of the Company’s Class B common stock held by pre-IPO investors and stockholders into shares of the Company’s Class A common stock.

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

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan (2015 Plan) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (2009 Plan).  As of March 31, 2016, there were 5,909,084 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2016, the number of shares available for issuance under the 2015 Plan was increased by 1,961,368 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of March 31, 2016, options to purchase 611,069 shares of Class A common stock and 197,704 restricted stock units (RSUs) remained outstanding under the 2015 Plan.

The acquisition of Fitness Mobile Apps discussed in Note 4 included an obligation to issue up to 207,234 shares of the Company’s Class A common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and continuous employment with the Company. During the three months ended March 31, 2016, this contingency was satisfied and 207,234 shares were issued pursuant to the 2015 Plan and were fully vested on February 22, 2016. The related stock-based compensation expense was recorded ratably over the respective service period that ended during the three months ended March 31, 2016.

The 2015 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

The 2015 Plan provides for the issuance of restricted stock awards (RSAs) and RSUs, neither of which requires payment from the employee. Each RSU represents the right to receive one share of the Company’s Class A common stock upon settlement. The RSUs generally vest over a period of approximately 4 years.  These awards are contingent upon the related employees’ continuous employment with us. As such, compensation expense is being recorded over the requisite service period of approximately 4 years.

2015 Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (2015 ESPP) became effective on June 2, 2015. As of March 31, 2016, there were 1,022,322 shares of Class A common stock available for issuance under the 2015 ESPP. The number of shares available for sale under the 2015 ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2016, the number of shares available for issuance under the 2015 ESPP was increased by 392,273 shares of Class A common stock.

Under the 2015 ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The 2015 ESPP provides for 24 month offering periods. Each offering period will include purchase periods, which will be approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. The Company commenced its first offering period under the 2015 ESPP on June 18, 2015. Employees purchased 153,087 shares of Class A common stock for $1,679,000 under the 2015 ESPP during the three months ended March 31, 2016.

2009 Stock Option Plan

The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of March 31, 2016, options to purchase 4,036,877 shares of Class B common stock remained outstanding under the 2009 Plan.

Restricted Stock Unit Activity

A summary of the activity for the Company’s RSUs is presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance – December 31, 2015	—	$—	—	$—
Granted	404,938	13.39	—
Vested	(207,234)	12.90	—
Forfeited	—	—	—
Unvested balance – March 31, 2016	197,704	$13.91	4.2	$2,635
Expected to vest – March 31, 2016	197,568	$13.91	4.2	$2,635

As of March 31, 2016, there was a total of $2,730,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 4.2 years.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2016 (in thousands, except share and per share and contractual life amounts and years):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2015	4,311,463	$9.87	7.9	$22,709
Granted	513,569	13.77	10.0
Exercised	(102,050)	2.96	—
Forfeited or cancelled	(75,036)	11.99	—
Outstanding – March 31, 2016	4,647,946	$10.41	8.0	$15,959
Exercisable – March 31, 2016	2,176,598	$7.10	6.7	$14,001
Vested and expected to vest – March 31, 2016	4,553,559	$10.35	7.9	$15,909

Total intrinsic value of stock options exercised during the three months ended March 31, 2016 was $933,000.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Company’s stock options as follows:

	Three months ended March 31,
	2016	2015
Expected term (in years)	5.8	5.8
Expected volatility	45%	46%
Risk-free interest rate	1.3%-1.5%	1.4%
Dividend yield	0%	0%

As of March 31, 2016, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $14,506,000, which is expected to be recognized over a weighted-average period of 3.0 years.

Other Stock-Based Compensation

During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $271,000 and $468,000 related to contingent bonuses to certain former employees of Fitness Mobile Apps payable in shares of the Company’s common stock for post-combination employment services.

The number of shares and stock-based compensation expense related to non-employee grants during the three months ended March 31, 2016 and 2015 was not material.

Total stock-based compensation expense was allocated as follows (in thousands):

	Three months ended March 31,
	2016	2015
Cost of revenue	$215	$100
Sales and marketing	583	541
Research and development	495	96
General and administrative	620	403
Total stock-based compensation expense	$1,913	$1,140

10. INCOME TAXES

The Company recorded an income tax expense of $73,000 for the three months ended March 31, 2016. This tax expense is largely attributable to the deferred tax liability associated with the amortization of intangible assets and foreign income taxes associated with the Company’s operations in the United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

The Company’s effective federal tax rate for the three months ended March 31, 2016 was negative 1.1 percent primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards.

Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the realizability of Net Operating Losses (“NOLs”) in future periods if the ownership of the Company has changed more than 50% within a three-year period. During the year ended December 31, 2015, the Company completed an analysis under IRC Section 382 through December 31, 2014, and determined that it experienced multiple ownership changes during this period. U.S. federal NOLs of approximately $430,000 are expected to expire unused due to limitations under Section 382 and, as such, have not been reflected in its NOLs. The Company’s ability to use NOL carryforwards may also be limited by Section 382 of the Code if it determines that the Company experienced an ownership change in connection with the IPO or as result of subsequent equity transactions. However, any limitations would not have impacted the results of its operations and cash flows because the Company has recorded a valuation allowance against its net deferred tax assets as of March 31, 2016 and December 31, 2015.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three months ended March 31,
	2016	2015
Net loss attributable to common stockholders	$(6,594)	$(11,572)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(1.03)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,450,020	11,201,755

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of March 31,
	2016	2015
Redeemable convertible preferred stock	—	20,454,489
Shares subject to outstanding stock options and employee stock purchase plan	4,684,111	3,163,039
Shares subject to outstanding restricted stock units	197,704	—
Preferred stock warrant	—	87,500
Total	4,881,815	23,705,028

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

Revenue

The following table presents the Company’s total revenue by category (in thousands):

	Three months ended March 31,
	2016	2015
Revenue:
Subscription and services	$19,257	$13,461
Payments	12,151	8,022
Product and other	598	780
Total revenue	$32,006	$22,263

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	Three months ended March 31,
	2016	2015
United States	$26,787	$18,666
Other	5,219	3,597
Total	$32,006	$22,263

Substantially all of the Company’s assets were attributable to operations in the United States as of March 31, 2016 and December 31, 2015.

13. RELATED-PARTY TRANSACTIONS

The Company incurred office repair, maintenance, building fixtures and other professional services expenses of $22,000 and $82,000 for the three months ended March 31, 2016 and 2015, respectively, with related parties. All transactions with related parties were conducted on terms equivalent to those prevailing in an arm’s-length transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10- Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Overview

We are the leading provider of cloud-based business management software for the wellness services industry and an emerging consumer marketplace, with over 53,000 local business subscribers on our platform in over 130 countries and territories. These subscribers provide a variety of wellness services to over 29 million active consumers. We are also a leading payments platform dedicated to the wellness services industry. For the three months ended March 31, 2016 and 2015, approximately $2.1 billion and $1.7 billion in transaction volume occurred between consumers and subscribers within our marketplace, of which $1.5 billion and $1.2 billion flowed through our payments platform, respectively. This represents a $0.4 billion, or 21%, increase in transaction volume that occurred between consumers and subscribers within our marketplace and a $0.3 billion, or 30%, increase in transaction volume that flowed through our payments platform.

We primarily market and sell subscriptions to our cloud-based business management platform with integrated payments processing to small and medium-sized businesses in the wellness services industry, including businesses that offer yoga, Pilates, barre, indoor cycling, personal training, martial arts and dance exercise, as well as spas, salons, music instruction studios, dance studios, children’s activity centers and integrative health centers.

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

We intend to continue scaling our organization in order to meet the needs of our growing subscriber base. We have invested and expect to continue to invest in our sales and marketing teams to sell our software and payments platform services globally. Our sales and marketing organizations’ headcount grew at a compound annual growth rate of 31% from 2012 to 2015. A key element of our growth strategy is the continuous enhancement and expansion of our software and payments platform by developing and implementing new features and functionality. Through consistent innovation, we have increased both the number of subscribers and the revenue we generate from our subscribers over time. We plan to continue to enhance our software architecture and enhance and expand our platform through ongoing investments in research and development and by pursuing strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. We also expect to continue to make investments in both our data center infrastructure and our customer service and subscriber onboarding teams to meet the needs of our growing user base. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of, and in preparation for, our expected increase in sales, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

During the three months ended March 31, 2016 and 2015, our revenue was $32.0 million and $22.3 million, representing year-over-year growth of 44%. Our net loss was $6.6 million and $7.9 million during the three months ended March 31, 2016 and 2015, respectively. Our Adjusted EBITDA was negative $2.4 million and negative $5.3 million during the three months ended March 31, 2016 and 2015, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.” During the three months ended March 31, 2016 and 2015 approximately 84% of our revenue came from the United States. Our employee headcount has increased to 1,282 employees as of March 31, 2016 from 1,100 as of March 31, 2015, of which approximately 27% are engaged in supporting existing subscribers and approximately 53% are engaged in increasing our subscriber base, growing our consumer brand or developing future products as of March 31, 2016.

Key Metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for Year Three Months Ended March 31,
	2016	2015
Subscribers (end of period)	53,603	42,700
Average monthly revenue per subscriber	$201	$174
Payments volume (in billions)	$1.5	$1.2
Dollar-based net expansion rate (end of period)	113%	109%

•

Subscribers. Subscribers are defined as unique physical business locations or individual practitioners who have active subscriptions to our platform as of the end of the period. We believe the number of subscribers is a key indicator of the growth of our platform. Growth in the number of subscribers depends, in part, on our ability to successfully develop and market our platform to local wellness businesses and their consumers who have not yet become part of our network. While growth in the number of subscribers is an important indicator of expected revenue growth, it also informs our management’s decisions with respect to the areas of our business that will require further investment to support expected future subscriber growth. For example, as the number of subscribers increases, we will need to increase the headcount in our customer support organization and increase our IT infrastructure capital expenditures to maintain the effectiveness of our platform and the performance of our software for our subscribers and their consumers. The number of subscribers increased in 2015 and 2014, and we expect the number of subscribers to continue to increase in the future.  The growth rate of the number of subscribers declined in 2015 and 2014 and may continue to do so in the future as the size of our subscriber base increases and we make changes to our pricing and subscription offerings.

•

Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the period, divided by the number of months in the period. ARPS increased in 2015 and 2014, and we expect it to continue to increase in the future, although we expect the growth rate to fluctuate over time.

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

•

Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a subscriber relationship. We can achieve this by focusing on delivering value and functionality that retains our existing subscribers and by expanding the revenue derived from our subscribers over the lifetime of the relationship by upselling the subscriber to higher priced subscription plans, utilization of our premium customer support offering, subscription to our technology partners’ software offerings and increasing the value of transactions that they process through our payments platform. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our subscribers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription, services and payments revenue for a set of subscriber accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription, services and payments revenue of our subscriber base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription, services and payments revenue of the same subscriber base included in our measure of base revenue at the end of the annual period being measured.

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(6,594)	$(7,861)
Stock-based compensation expense	1,913	1,140
Depreciation and amortization	1,848	1,218
Change in fair value of preferred stock warrant	—	150
Provision for income taxes	73	6
Other (income) expense, net	386	53
Adjusted EBITDA	$(2,374)	$(5,294)

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

Our total revenue consists of the following:

•

Subscription and services. Subscription and services revenue is generated primarily from sales of subscriptions to our cloud-based business management software for the wellness services industry. The majority of subscription fees are prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis. Additionally, our subscribers can choose to enter into a separate contract with our technology partners to purchase additional features and functionalities. We receive a revenue share from these arrangements from our technology partners, which is recognized when earned. We also earn revenue from API partners for subscriber site access, data query, and consumer bookings through our platform. The revenue from API partners is recognized when earned. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts invoiced in excess of revenue recognized are deferred. Service revenue is generated primarily through our premium customer support offering and is recognized in the period in which it is earned. We expect our subscription and services revenue to increase as we continue to increase number of our subscribers and revenue from our technology and API partners.

•

Payments. We earn payments revenue from revenue share arrangements with third-party payment processors on transactions between our subscribers who utilize our payments platform and their consumers. These payment transactions are generally related to purchases of classes, goods or services through a subscriber’s website, at its business location, and through the MINDBODY app. These transaction fees are recorded as revenue on a net basis when the payment transactions occur. We expect our payments revenue to increase in absolute dollars as we add new subscribers who utilize our payments platform and as existing subscribers increase the volume of transactions that they process through our payments platform.

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

•

Change in fair value of preferred stock warrant. The preferred stock warrant was classified as a liability on our consolidated balance sheet and re-measured to fair value at each balance sheet date with the corresponding charge recorded as change in fair value of preferred stock warrant. Upon the  completion of our initial public offering, or IPO, the preferred stock warrant liability was reclassified to stockholders’ equity, at which time it was no longer subject to fair value accounting.

•	Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations.
•

Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations. Interest expense has not been material to our operations. We entered into a line of credit agreement in January 2015, and any future draws on this agreement will incur interest expense and result in increased interest expense in future periods.

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

Results of Operations for Periods Ended March 31, 2016 and 2015

The following tables set forth our results of operations data in dollars and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results to be expected for future periods.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$32,006	$22,263
Cost of revenue(1)	9,972	8,693
Gross profit	22,034	13,570
Operating expenses:
Sales and marketing(1)	13,229	9,717
Research and development(1)	7,417	4,725
General and administrative(1)	7,523	6,780
Total operating expenses	28,169	21,222
Loss from operations	(6,135)	(7,652)
Change in fair value of preferred stock warrant	—	(150)
Interest income	16	3
Interest expense	(328)	(17)
Other income (expense), net	(74)	(39)
Loss before provision for income taxes	(6,521)	(7,855)
Provision for income taxes	73	6
Net loss	$(6,594)	$(7,861)

	Three Months Ended March 31,
	2016	2015

Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	31%	39%
Gross profit	69%	61%
Operating expenses:
Sales and marketing	41%	44%
Research and development	23%	21%
General and administrative	24%	30%
Total operating expenses	88%	95%
Loss from operations	(19)%	(34)%
Change in fair value of preferred stock warrant	—	(1)%
Interest income	—	—
Interest expense	(1)%	—
Other income (expense), net	—	—
Loss before provision for income taxes	(20)%	(35)%
Provision for income taxes	(1)%	—
Net loss	(21)%	(35)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2016	2015
Cost of revenue	$215	$100
Sales and marketing	583	541
Research and development	495	96
General and administrative	620	403
Total stock-based compensation expense	$1,913	$1,140

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$19,257	$13,461	$5,796	43%
Payments	12,151	8,022	4,129	51%
Product and other	598	780	(182)	(23)%
Total revenue	$32,006	$22,263	$9,743	44%

Revenue increased $9.7 million, or 44%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Subscription and services revenue increased $5.8 million, or 43%, of which $3.9 million was due to a 26% increase in our number of subscribers to 53,603 as of March 31, 2016 from 42,700 as of March 31, 2015 combined with the impact of new software offerings, tiers, and pricing, and $1.9 million of which was due to an increase in revenue from arrangements with our API platform and technology partners. Payments revenue increased $4.1 million, or 51%, due to an increase in the volume of transactions processed by our subscribers combined with the increase in the number of subscribers that utilize our payments platform as well as an increase in the value retained from payments transactions.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$9,972	$8,693	$1,279	15%
Gross margin	69%	61%

Cost of revenue increased $1.3 million, or 15%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in cost of revenue was primarily attributable to a $1.0 million increase in personnel-related expenses and $0.3 million increase in infrastructure costs due to an increase in headcount to support the growing number of subscribers. As of March 31, 2016, we had 472 employees dedicated to data center operations, global customer support and onboarding services as compared to 428 employees as of March 31, 2015.

The increase in gross margin, or gross profit as a percentage of revenue, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily driven by growth in the number of subscribers and average revenue per subscriber, while leveraging our existing infrastructure to support the growth.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$13,229	$9,717	$3,512	36%

Sales and marketing expense increased $3.5 million, or 36%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in sales and marketing expense was primarily attributable to a $1.8 million increase in personnel-related expenses due to an increase in headcount and an expansion of our sales efforts to increase both the number of subscribers and average revenue per subscriber, and incurred additional personnel costs, such as sales commissions. The increase in sales and marketing expense was also attributable to a $1.0 million increase in promotional spending for the MINDBODY app and our platform. As of March 31, 2016, we had 445 employees dedicated to sales and marketing as compared to 376 employees as of March 31, 2015.

Research and Development

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$7,417	$4,725	$2,692	57%

Research and development expense increased $2.7 million, or 57%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in research and development expense was primarily attributable to a $2.2 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities. As of March 31, 2016, we had 233 employees dedicated to research and development as compared to 182 employees as of March 31, 2015.

General and Administrative

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
General and Administrative	$7,523	$6,780	$743	11%

General and administrative expense increased $0.7 million, or 11%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in general and administrative expense was primarily attributable to a $1.0 million increase in personnel-related expenses and a $0.4 million increase in IT related costs, public company costs, and corporate overhead costs incurred to support our growth, partially offset by a $0.6 million decrease in outsourced legal and professional fees. As of March 31, 2016, we had 132 employees dedicated to general and administrative as compared to 114 employees as of March 31, 2015.

Other (Income) Expense and Income Taxes

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Change in fair value of preferred stock warrant	$—	$150	$(150)	(100)%
Interest income	(16)	(3)	(13)	433%
Interest expense	328	17	311	1,829%
Other (income) expense, net	74	39	35	90%
Provision for income taxes	73	6	67	1,117%

The increase in interest expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to interest on the financing obligation associated with the build-to-suit lease arrangement. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Prior to our IPO, we financed our operations and capital expenditures primarily through proceeds from the private sales of preferred stock, including proceeds from the sale of $74.7 million of our Series F and G redeemable convertible preferred stock in the three year period ended December 31, 2014.  In June, 2015, we completed our IPO in which we issued and sold 7,150,000 shares of our Class A common stock at a public offering price of $14.00 per share, resulting in aggregate proceeds of approximately $93.1 million, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.0 million.  As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $91.5 million and $93.4 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.

In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20.0 million for working capital and general business requirements. Borrowings under our loan agreement are available based on a percentage of our monthly recurring revenue for the previous three months. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate (3.50% as of December 31, 2015) plus 0.5%, or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. There are no prepayment penalties if we repay principal and interest prior to maturity. The credit facility is secured by substantially all of our corporate assets. We also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual property. We are also subject to certain reporting and financial performance covenants, which require us to meet certain revenue targets. We did not draw down any amounts under the loan agreement during the three months ended March 31, 2016.

We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.

The following table summarizes our cash and cash equivalents and our cash flows as of and for the periods presented:

	As of March 31,
	2016	2015
Cash and cash equivalents	$91,451	$22,099

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	(2,698)	(6,544)
Cash used in investing activities	(1,137)	(5,616)
Cash provided by (used in) financing activities	1,861	(343)

Operating Activities

During the three months ended March 31, 2016, operating activities used $2.7 million, primarily as a result of our net loss of $6.6 million, offset by $4.0 million of non-cash charges, primarily consisting of $1.9 million of stock-based compensation expense and $1.8 million of depreciation and amortization expense. The change in net operating assets and liabilities was not material. The change in net operating assets and liabilities was primarily a result of a $0.7 million increase in accounts payable, accrued expenses, and other liabilities due to the increase in headcount and the timing of payments to our vendors and contributions from our employees under our employee stock purchase plan, and a $0.7 million increase in deferred revenue, which were offset by a $1.4 million increase in accounts receivable.

During the three months ended March 31, 2015, operating activities used $6.5 million, primarily as a result of our net loss of $7.9 million, partially offset by $2.7 million of non-cash charges, primarily consisting of $1.2 million of depreciation and amortization expense and $1.1 million of stock-based compensation expense, and a $1.4 million net decrease in our operating assets and liabilities.  The net decrease in our net operating assets and liabilities was primarily a result of a $1.0 million increase in accounts receivable due to an increase in payments revenue and revenue from technology partner arrangements and a $0.5 million increase in prepaid expenses and other current assets, which was primarily due to the timing of payments to our vendors.

Investing Activities

During the three months ended March 31, 2016, investing activities used $1.1 million as a result of purchases of property and equipment.

During the three months ended March 31, 2015, investing activities used $5.6 million, primarily as a result of purchases of property and equipment of $3.4 million and cash paid to acquire a business of $3.0 million.

Financing Activities

During the three months ended March 31, 2016, net cash provided by financing activities was $1.9 million, consisting primarily of proceeds from our employee stock purchase plan of $1.7 million.

During the three months ended March 31, 2015, net cash used by financing activities was $0.3 million, primarily of as a result of payment of offering costs.

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

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K which was filed with the SEC on March 4, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined unfavorably to us, would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

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

We have incurred a net loss in each year since our inception, including a net loss of $36.1 million, $24.6 million and $16.2 million in the years ended December 31, 2015, 2014 and 2013, respectively, and $6.6 million and $7.9 million in the three months ended March 31, 2016 and 2015, respectively.  For the years ended December 31, 2015, 2014 and 2013, our revenue was $101.4 million, $70.0 million and $48.7 million, respectively, representing a 45% and 44% growth rate, respectively. For the three months ended March 31, 2016 and 2015, our revenue was $32.0 million and $22.3 million, respectively, representing a 44% growth rate. We may not achieve similar revenue growth rates in future periods.

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

•	expenses related to international expansion in an effort to increase our subscriber base;
•	improving our technology infrastructure and hiring additional employees for our sales, operations and customer support teams;
•	strategic acquisitions;
•	sales and marketing expenses, including personnel costs and promotional spending; and
•	general and administrative expenses, including IT-related costs, and legal, accounting and other expenses related to being a public company.

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

Our payments platform is a core element of our business.  For the years ended December 31, 2015, 2014 and 2013, our payments platform generated 37%, 37% and 35% of our total revenue, respectively. For the three months ended March 31, 2016 and 2015, our payments platform generated 38% and 36% of our total revenue, respectively. Our future success depends in large part on the continued growth and development of our payment processing activities.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.

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

We depend on our third-party processing partners to perform payment processing services, which generate almost all of our payments revenue.  Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business.  A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our subscribers, including losses caused by chargebacks and subscriber fraud.  We have in the past and may in the future incur losses caused by chargebacks and subscriber fraud.  In the event of a significant loss by our processing partners, we may be required to pay-out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts.  A contractual dispute with our processing partners could adversely impact our revenue.  Certain contracts may expire or be terminated, and we may not be able to replicate the associated revenue through a new processing partner relationship for a considerable period of time.  In addition, the failure of any third-party processing partner to provide accurate and timely reporting could adversely impact our ability to report accurate and timely revenue in accordance with U.S. GAAP.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.  For example, in April 2016, the EU Parliament adopted the General Data Protection Regulation, or GDPR, which, among other things, imposes more stringent data protection requirements and provides for greater penalties for noncompliance and is expected to take effect in 2018.  Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our subscribers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our subscriber base and increase our revenue.  New laws (including, among others, the GDPR), amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations.  In view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.  Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.  We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.  Any of these developments could harm our business, financial condition and results of operations.  Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our subscribers may limit the use and adoption of, and reduce the overall demand for, our platform.  Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

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

Our continued growth depends in part on the ability of our existing and potential subscribers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for its continued performance.  We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, or other security related incidents.  For example, in 2011, we were subject to a denial-of-

service attack that rendered our core software inaccessible for several hours.  In addition, from time to time we experience limited periods of server downtime due to server failure or other technical difficulties.  In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases due to, among other things, a growing number of subscribers and consumers originating from and demanding service in a greater number of countries.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, subscriber or consumer data may be permanently lost.  Moreover, our online subscription agreement includes a limited warranty that enables subscribers to be eligible for credits if cumulative service levels over a certain period of time drop below 99.90%.  If we experience significant periods of service downtime in the future, we may be subject to claims by our subscribers against these warranties.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing efforts and on our direct sales force to obtain new subscribers.  From March 31, 2015 to March 31, 2016, our sales and marketing organizations increased from 376 to 445 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  If our sales expansion efforts do not generate a significant increase in revenue, our business and future growth prospects could be harmed.

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

We have experienced rapid growth in our operations, number of subscribers, and employee headcount in recent periods.  In particular, we grew to 1,282 employees as of March 31, 2016 from 1,100 employees as of March 31, 2015, and have also increased the size of our subscriber base from 42,700 to 53,603 over the same period.  Moreover, we anticipate that we will continue to expand our operations and employee headcount in the near term, both domestically and internationally.  This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure.  Our success will depend in part on our ability to manage this growth effectively.  To manage the expected growth of our operations and personnel, we will need to scale our technology infrastructure and continue to improve our operational, financial and management controls, and our reporting systems and procedures.  Failure to effectively manage growth could result in difficulty or delays in onboarding new subscribers, declines in quality or subscriber satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties.  Any of these difficulties could adversely impact our business performance and operating results.

If we fail to effectively manage our growth in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.

From March 31, 2015 to March 31, 2016, we increased the size of our workforce by 182 employees, and we expect to continue to increase our headcount as we expand our operations both in the United States and abroad.  We believe that our corporate culture fosters innovation, creativity and teamwork.  However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of such culture, and the failure to do so could adversely impact our ability to retain and attract the kind of employees necessary for our future success.  If we are unable to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could adversely affect our brand and reputation and harm our ability to retain and attract subscribers.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees, including our two founders, Richard Stollmeyer, our President and Chief Executive Officer, and Robert Murphy, our Chief Operating Officer.  We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations.  From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.  We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time.  The loss of one or more of our executive officers, especially our two founders or other key employees, could have an adverse effect on our business.

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

•	our partners may not possess the appropriate intellectual property rights to develop and share their apps;
•	our relationship with our partners may change, which could adversely affect our revenue and our results of operations;
•

our revenues from technology and API partners have grown rapidly and if  our relationship with one or more partners contributing more significantly to this growth changes, this could adversely affect our revenue and results of operations;

•	some of our partners may use the insight they gain from integrating with our software and from information publicly available to develop competing products or product features; and
•	our partners may establish relationships with, or functionality to offer to, our subscribers that diminish or eliminate the need or desire for our application program interface, or API.

The number of actual consumers using our platform may be lower than the number we have estimated.

We estimate that approximately 29.5 million active consumers used our platform during the two years ended March 31, 2016.  While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline.

Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.

In the three months ended March 31, 2016 and 2015, we derived 16% of our revenue from subscribers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.

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

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business, which may include claims, suits, class actions, government investigations and other proceedings involving alleged infringement of third party patents and other intellectual property rights, or commercial, corporate and securities, labor and employment, wage and hour and other matters.  There is considerable patent and other intellectual property development activity in our industry.  Our future success depends in part on not infringing upon the intellectual property rights of others.  From time to time, we may receive claims from third parties, including our competitors that our platform and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights.  We may be unaware of the intellectual property rights of others that may cover some or all of our technology.  Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform, or require that we comply with other unfavorable terms.  We may also be obligated to indemnify our subscribers or business partners in connection with any such litigation and to obtain licenses, modify our platform or refund subscription fees, which could further exhaust our resources.  In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our platform or refunds to subscribers of subscription fees.  Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations.

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

Our success and ability to compete depend in part upon our intellectual property.  We currently have fifteen pending patent applications, but there is no guarantee that such applications will result in issued patents.  We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, subscribers, partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.

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

Our independent registered accounting firm has not conducted an audit of our internal controls over financial reporting. However, in connection with past audits of our consolidated financial statements, we identified material weakness in the design of our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2013 and 2014, we identified a material weakness related to the inadequate design and implementation of controls and procedures with respect to the identification of and evaluation of accounting for certain features, including the related fair value computation, and transactions related to our redeemable convertible preferred stock.  Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2015 in accordance with the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

The material weakness from our 2013 and 2014 audit was related to the control over the accounting for certain features of and transactions related to our redeemable convertible preferred stock. Immediately prior to the completion of our initial public offering, all shares of redeemable convertible preferred stock were automatically converted and reclassified into shares of Class B common stock. As a result, we are no longer subject to the accounting rules that gave rise to the material weakness and the related controls are no longer applicable. Nevertheless, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future.  If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our Class A common stock to decline.  As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $82.1 million and $78.2 million, respectively, due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire.  Our federal NOLs begin to expire in the year ending December 31, 2025, and our state NOLs begin to expire in the year ending December 31, 2019.  In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  Similar rules may apply under state tax laws.  During the year ended December 31, 2015, we completed an analysis under Section 382 of the Code through December 31, 2014, and determined that we experienced multiple ownership changes during this period which will limit future utilization of NOL carryforwards.  U.S. federal NOLs of approximately $430,000 are expected to expire due to limitations under Section 382 and, as such, have not been reflected in the NOL carryforward above. Our ability to use NOL carryforwards may also be limited by Section 382 of the Code if we determine that we experienced ownership changes in connection with our initial public offering or as a result of future changes in our stock ownership, some of which are outside of our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations.  There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of March 31, 2016, including our executive officers, employees and directors and their respective affiliates, collectively held approximately 93.4% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock.  These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes.  The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.  If, for example, Messrs. Stollmeyer and Murphy retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future.  In addition, Messrs. Stollmeyer and Murphy hold an irrevocable proxy to vote certain shares of our Class A common stock and Class B common stock held by certain of our stockholders. As board members, Messrs. Stollmeyer and Murphy each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Stollmeyer and Murphy are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2016, we had 16.5 million shares of Class A common stock and 23.2 million shares of Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act and subject in some cases to our insider trading policy.

In addition, shares of our capital stock (including those shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class A common stock and Class B common stock or upon settlement of outstanding restricted stock units) may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the award agreements. Certain of our existing stockholders are also entitled under contracts providing for registration rights, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Any sales of securities by these stockholders, or the expectation that such sales may occur, could have a material adverse effect on the trading price of our Class A common stock and make it more difficult for you to sell shares of our Class A common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the securities exchange on which our Class A common stock is traded and other applicable securities rules and regulations.  Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.  Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

We also expect that being a public company and these new rules and regulations will make it more expensive for us to maintain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

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

As a result of becoming a public company, we will be obligated to implement and maintain proper and effective internal control over financial reporting.  We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the 2016 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective.  If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.

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

MINDBODY, INC.

Date: May 4, 2016	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2016	By:	/s/ Brett White
Brett White
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	SLO Tech Campus Triple Net Lease between the Registrant and SLO Tech Campus, LLC, dated as of October 11, 2013.	S-1/A	333-204068	10.16	June 8, 2015
10.2+	MINDBODY, Inc. Outside Director Compensation Policy	S-1/A	333-204068	10.17	June 8, 2015
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Filed herewith.
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