Form 10-Q
period 2016-06-30
MINDBODY, Inc.
filed 2016-08-01
CIK 1458962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 26, 2016, the registrant had 19,732,441 shares of Class A common stock, and 19,992,998 shares of Class B common stock outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2016 and 2015	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Year Ended December 31, 2015 and the Six Months Ended June 30, 2016	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 6.	Exhibits	56
Signatures		57
Exhibit Index		58

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain subscribers;
•	our ability to deepen our relationships with existing subscribers;
•	our expectations regarding our subscriber growth rate, average revenue per subscriber, the usage of our payments platform and our dollar-based net expansion rate;
•	our business plan and beliefs and objectives for future operations, including regarding our pricing and pricing model;
•	benefits associated with use of our products and services;
•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our ability to further develop strategic relationships;
•	our ability to achieve positive returns on investments;
•

our plans to further invest in and grow our business, including investment in research and development, sales and marketing, in the development of our customer support teams, and our data center infrastructure, and our ability to effectively manage our growth and associated investments;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MINDBODY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$87,910	$93,405
Accounts receivable, net of allowance for doubtful accounts of $144 and $90 as of June 30, 2016 and December 31, 2015	8,017	6,643
Prepaid expenses and other current assets	3,644	3,082
Total current assets	99,571	103,130
Property and equipment, net	34,013	31,754
Intangible assets, net	484	636
Goodwill	5,396	5,396
Other noncurrent assets	498	498
TOTAL ASSETS	$139,962	$141,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,424	$4,426
Accrued expenses and other liabilities	9,666	7,911
Deferred revenue, current portion	4,124	3,367
Other current liabilities	669	645
Total current liabilities	20,883	16,349

Deferred revenue, noncurrent portion	2,614	1,886
Deferred rent, noncurrent portion	1,340	1,254
Financing obligation on leases, noncurrent portion	15,750	15,961
Other noncurrent liabilities	188	181
Total liabilities	40,775	35,631
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 19,644,157 shares issued and outstanding as of June 30, 2016; 1,000,000,000 shares authorized, 14,931,016 shares issued and outstanding as of December 31, 2015	—	—
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 20,080,000 shares issued and outstanding as of June 30, 2016; 100,000,000 shares authorized, 24,296,346 shares issued and outstanding as of December 31, 2015	—	—
Additional paid-in capital	276,954	270,436
Accumulated other comprehensive loss	(241)	(271)
Accumulated deficit	(177,526)	(164,382)
Total stockholders' equity	99,187	105,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$139,962	$141,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$33,561	$24,760	$65,568	$47,023
Cost of revenue	10,713	8,809	20,685	17,502
Gross profit	22,848	15,951	44,883	29,521
Operating expenses:
Sales and marketing	13,706	11,820	26,935	21,537
Research and development	7,594	5,476	15,011	10,201
General and administrative	7,681	7,262	15,204	14,042
Change in fair value of contingent consideration	—	(11)	—	(11)
Total operating expenses	28,981	24,547	57,150	45,769
Loss from operations	(6,133)	(8,596)	(12,267)	(16,248)
Change in fair value of preferred stock warrant	—	125	—	(25)
Interest income	40	3	56	6
Interest expense	(332)	(266)	(660)	(283)
Other income (expense), net	(61)	(53)	(136)	(92)
Loss before provision for income taxes	(6,486)	(8,787)	(13,007)	(16,642)
Provision for income taxes	64	62	137	68
Net loss	(6,550)	(8,849)	(13,144)	(16,710)
Accretion of redeemable convertible preferred stock	—	(4,403)	—	(9,862)
Deemed dividend—preferred stock modification	—	—	—	1,748
Net loss attributable to common stockholders	$(6,550)	$(13,252)	$(13,144)	$(24,824)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.87)	$(0.33)	$(1.88)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,706,473	15,267,325	39,578,246	13,231,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(6,550)	$(8,849)	$(13,144)	$(16,710)
Other comprehensive gain (loss), net of taxes:
Change in cumulative translation adjustment	(18)	(9)	30	(71)
Comprehensive loss	$(6,568)	$(8,858)	$(13,114)	$(16,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Redeemable		Class A		Additional	Accumulated Other		Total
	Convertible Preferred Stock		and B Common Stock(1)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2014	20,454,489	$166,448	11,189,360	$—	$—	$(132)	$(124,793)	$(124,925)
Reclassification of restricted stock award liability to common stock	—	—	—	—	88	—	—	88
Deemed dividend—preferred stock modification	—	(1,748)	—	—	—	—	1,748	1,748
Accretion of redeemable convertible preferred stock to redemption value	—	9,862	—	—	(4,613)	—	(5,249)	(9,862)
Issuance of common stock upon initial public offering, net of offering costs of $4,024	—	—	7,150,000	—	89,069	—	—	89,069
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,454,489)	(174,562)	20,673,680	—	174,562	—	—	174,562
Reclassification of preferred stock warrant liability to equity in connection with initial public offering	—	—	—	—	1,213	—	—	1,213
Stock-based compensation expense	—	—	—	—	8,375	—	—	8,375
Issuance of common stock for equity awards	—	—	34,140	—	242	—	—	242
Issuance of common stock upon net exercise of warrants	—	—	76,565	—	—	—	—	—
Issuance of stock for business acquisition	—	—	103,617	—	1,500	—	—	1,500
Other comprehensive loss	—	—	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	—	(36,088)	(36,088)
Balance as of December 31, 2015	—	—	39,227,362	—	270,436	(271)	(164,382)	105,783
Stock-based compensation expense	—	—	—	—	4,296	—	—	4,296
Issuance of common stock for contingent consideration payment	—	—	207,234	—	—	—	—	—
Issuance of common stock for equity awards	—	—	136,474	—	543	—	—	543
Issuance of common stock under employee stock purchase plan	—	—	153,087	—	1,679	—	—	1,679
Other comprehensive income	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(13,144)	(13,144)
Balance as of June 30, 2016	—	$—	39,724,157	$—	$276,954	$(241)	$(177,526)	$99,187

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

MINDBODY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,144)	$(16,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,658	2,849
Stock-based compensation expense	4,296	2,965
Change in fair value of preferred stock warrant	—	25
Other	384	264
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(1,673)	(1,519)
Prepaid expenses and other current assets	(541)	335
Other assets	11	77
Accounts payable	(73)	58
Accrued expenses and other liabilities	1,797	1,760
Deferred revenue	1,483	295
Deferred rent	86	175
Net cash used in operating activities	(3,716)	(9,426)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,796)	(6,531)
Change in restricted cash and deposits	—	788
Acquisition of business	—	(3,000)
Net cash used in investing activities	(3,796)	(8,743)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	1,679	—
Proceeds from exercise of equity awards	543	60
Repayment on financing and capital lease obligations	(188)	(63)
Proceeds from initial public offering	—	93,093
Payments of deferred offering cost	—	(2,604)
Other	(33)	(73)
Net cash provided by financing activities	2,001	90,413
Effect of exchange rate changes on cash and cash equivalents	16	(73)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(5,495)	72,171
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,405	34,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,910	$106,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	86	28
Cash paid for interest	650	273
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock to redemption value	—	9,862
Deemed dividend—preferred stock modification	—	1,748
Conversion of preferred stock warrants to common stock warrants	—	1,213
Unpaid equipment purchases	2,537	1,117
Property and equipment acquired with financing obligations and leases	—	844
Stock issued in business acquisition	—	1,500
Unpaid offering costs	—	776

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.

Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

MINDBODY, Inc. (“MINDBODY” or the “Company”) was incorporated in California in 2004 and reincorporated in Delaware in March 2015. MINDBODY is headquartered in San Luis Obispo, California and has operations in California, New York, Texas, Arizona, the United Kingdom, and Australia.

MINDBODY and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) is a provider of cloud-based business management software for the wellness services industry and an emerging consumer marketplace. Its integrated software and payments platform helps business owners in the wellness services industry run, market and build their businesses. MINDBODY’s platform enables consumers to evaluate, engage, and transact with these businesses.

Initial Public Offering

In June 2015, the Company completed its initial public offering (“IPO”) in which it issued and sold 7,150,000 shares of its Class A common stock, $0.000004 par value, at a public offering price of $14.00 per share. The Company received net proceeds of $93,093,000 after deducting underwriting discounts and commissions of $7,007,000, but before deducting offering expenses of $4,024,000. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock were automatically converted and reclassified into 20,673,680 shares of its Class B common stock, $0.000004 par value, and all shares of the Company’s then-outstanding common stock were automatically reclassified into 11,305,355 shares of Class B common stock.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), which include the accounts of MINDBODY and its wholly owned foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the capitalization and estimated useful life of the Company’s capitalized internal-use software, useful lives of property and equipment, the determination of fair value of stock awards issued and forfeiture rates, a valuation allowance for deferred tax assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Changes in facts or circumstances may cause the Company to change its assumptions and estimates in future periods, and it is possible that actual results could differ from current or future estimates.

Summary of Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Concentration of Credit Risk

As of June 30, 2016, one customer represented 22% of the accounts receivable balance. As of December 31, 2015, one customer represented 18% of the accounts receivable balance. No single customer represented over 10% of revenue for any of the periods presented in the consolidated statements of operations.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2016, the FASB issued an update that clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue standard. In May 2016, the FASB issued an update that provides narrow scope improvements and practical expedients related to the new revenue standard. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract.  The new standard and all related updates are effective for the Company beginning in the first fiscal quarter of fiscal 2018. Early adoption is permitted. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements and disclosures.

On March 30, 2016, the FASB issued authoritative guidance related to employee share-based payment transactions. The new guidance requires entities to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and provides guidance on the related cash flow presentation. The new guidance also allows entities to make an accounting policy election to either continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. The new guidance also stipulates that the net settlement of an award for statutory tax withholding purposes would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. The new guidance is effective for the Company beginning January 1, 2017. The Company is evaluating the impact of the new standard on its consolidated financial statements.

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

In November 2015, the FASB issued authoritative guidance related to balance sheet classification of deferred taxes. The new guidance requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The new authoritative guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

The Company measures and reports its cash equivalents at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds.

The following table sets forth the fair value of the Company’s financial assets re-measured on a recurring basis, by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$83,587	$—	$—	$83,587

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$90,524	$—	$—	$90,524

(1)

The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds. All such assets as of June 30, 2016 and December 31, 2015 were recorded based on Level 1 inputs.

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three and six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.

3. BALANCE SHEET COMPONENTS

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computer equipment	$15,423	$13,195
Leasehold improvements	10,901	9,882
Capitalized software development costs	2,002	1,888
Office equipment	2,531	2,336
Software licenses	2,701	1,768
Building, leased	16,438	16,438
Property and equipment – gross	49,996	45,507
Less: accumulated depreciation and amortization	(15,983)	(13,753)
Property and equipment – net	$34,013	$31,754

Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the three months ended June 30, 2016 and 2015 was $1,660,000 and $1,474,000, respectively. Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the six months ended June 30, 2016 and 2015 was $3,352,000 and $2,509,000, respectively.

The Company capitalized software development costs of $78,000 and $40,000 for the three months ended June 30, 2016 and 2015, respectively. The Company capitalized software development costs of $114,000 and $79,000 for the six months ended June 30, 2016 and 2015, respectively. The Company amortized software development costs of $75,000 and $74,000 during the three months ended June 30, 2016 and 2015, respectively. The Company amortized software development costs of $155,000 and $156,000 during the six months ended June 30, 2016 and 2015, respectively. The net book value of capitalized software development costs was $310,000 and $351,000 as of June 30, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2013, the Company executed a lease for a 64,000 square foot office building in San Luis Obispo, California. This facility provides additional capacity to accommodate continued growth, and became operational in the second quarter of 2015. Both the landlord and the Company incurred costs to construct the facility according to the Company’s operating specifications, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. During April 2015, the Company began to occupy the additional office space and no additional construction costs have been incurred since then. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs included in construction-in-progress for the building were recorded to “Building, leased” within “Property and equipment, net” and the related financing obligation of $16,065,000 remained recorded as of June 30, 2016. The obligation is being settled through monthly lease payments to the landlord since completion of the construction, and the asset is being depreciated over the initial term of the lease. The lease has an initial term of 15 years and the Company has an option to extend the term of the lease for three consecutive terms of five years each. The Company is responsible for paying the landlord’s insurance costs, real property taxes, and operating expenses related to the premises as additional rent.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued payroll	$5,419	$3,918
Accrued vacation	2,278	1,699
Employee stock purchase plan contributions	1,081	1,496
Other liabilities	888	798
Total accrued expenses and other liabilities	$9,666	$7,911

4. BUSINESS COMBINATION

Fitness Mobile Apps

On February 2, 2015, the Company completed the acquisition of the Fitness Mobile Apps business of Petrol Designs LLC (“Fitness Mobile Apps”), a privately held technology partner that creates tailored mobile apps for the Company’s subscribers. The Company accounted for the acquisition of Fitness Mobile Apps as a business combination. The Company acquired all of the assets that were used in, or otherwise benefit, the mobile apps business for 103,617 shares of the Company’s common stock with a fair value of $14.476 per share, of which 74,260 shares were issued and 29,357 shares were held with an escrow agent and were released in February 2016 following the first anniversary of the closing date, and $3,000,000 in cash, resulting in an aggregate purchase price of $4,500,000. The acquisition also included an obligation to issue up to 207,234 shares of the Company’s common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and their continuous employment with the Company. The measurement period for the contingent consideration ended during the six months ended June 30, 2016 and the Company issued 207,234 shares of Class A common stock to such former employees of Fitness Mobile Apps on February 22, 2016 under its 2015 Equity Incentive Plan (see Note 9 Common Stock and Stockholder’s Equity (Deficit) below). The related compensation expense for the fair value of these additional shares was recorded ratably over the respective service period.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually on October 1st. The Company’s goodwill balance is solely attributable to the acquisition of Fitness Mobile Apps and Jill’s List. The goodwill balance was $5,396,000 as of June 30, 2016 and December 31, 2015. There have been no impairment charges recorded against goodwill.

The Company’s intangible assets consisted of the following (in thousands except years):

	June 30, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3	913	(429)	484
Total intangible assets		$1,333	$(849)	$484

	December 31, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3	913	(277)	636
Total intangible assets		$1,333	$(697)	$636

Amortization expense for intangible assets with finite lives was $76,000 and $84,000 for the three months ended June 30, 2016 and 2015, respectively and $151,000 and $184,000 for the six months ended June 30, 2016 and 2015, respectively.

Estimated future amortization expense as of June 30, 2016 was $153,000 for the remaining six months of 2016, and $304,000, and $27,000 for the years ending December 31, 2017, and 2018, respectively.

6. DEBT

Credit Facility

On January 12, 2015, the Company entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate plus 0.5% or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. The credit facility is secured by substantially all of the Company’s corporate assets. Borrowings under the Company’s loan agreement are available based on a percentage of the Company’s monthly recurring revenue for the previous three months. The Company also granted and pledged a security interest to the lender in all of its right, title, and interest in intellectual property. The Company is also subject to certain reporting and financial performance covenants as well which require it to meet certain revenue targets. The Company did not draw down any amounts under the credit agreement during the three and six months ended June 30, 2016.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2016 and 2026. Rent expense was $1,176,000 and $1,067,000 for the three months ended June 30, 2016 and 2015, respectively. Rent expense was $2,296,000 and $2,093,000 for the six months ended June 30, 2016 and 2015, respectively.

Financing Obligation

During April 2015, the Company began to occupy additional office space constructed under a 15 year build-to-suit lease arrangement entered into in October 2013. During the construction of the facility, the Company concluded that it was the “deemed owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion of the construction, the Company was still considered to be the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs for the building were recorded to “Building, leased” within “Property and equipment, net” and the related financing obligation of $16,065,000 remained recorded as of June 30, 2016. The portion of the lease obligation allocated to the land is being treated for accounting purposes as an operating lease.

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable lease agreements as of June 30, 2016 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2016 (remaining six months)	$1,710	$797	$2,507
2017	2,833	1,630	4,463
2018	2,420	1,679	4,099
2019	2,173	1,729	3,902
2020	2,105	1,781	3,886
Thereafter	12,877	19,362	32,239
Total minimum lease payments	$24,118	$26,978	$51,096

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and communication services as of June 30, 2016 were as follows (in thousands):

Year Ending December 31,
2016 (remaining six months)	$1,385
2017	2,724
2018	1,752
2019	517
Total minimum purchase commitments	$6,378

Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

8. WARRANT

In connection with entering into a credit facility during the year ended December 31, 2010, the Company issued a warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock to the lender. The warrant was fully vested and exercisable upon issuance, had an expiration date in June 2020, and had an exercise price of $2.54 per share. During the year ended December 31, 2015, the exercise price for the warrant was modified to $1.732 per share. The impact of this modification was not material. Prior to the IPO, the warrant was required to be treated as a liability and recorded at estimated fair value, with changes in fair value at each reporting date recognized in the consolidated statements of operations, since the warrant was exercisable into conditionally redeemable shares of preferred stock. The change in the fair value of the warrant was $125,000 and ($25,000) for the three and six months ended June 30, 2015, respectively, and was recognized in the condensed consolidated statements of operations. In connection with the IPO completed on June 24, 2015, the warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 89,177 shares of Class B common stock with an aggregate exercise price of $151,603, and the related preferred stock warrant liability was reclassified to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The warrant was exercised on a net basis on July 24, 2015, which resulted in the issuance of 76,565 shares of Class B common stock.

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

Preferred Stock

Immediately prior to the completion of the IPO, all outstanding convertible preferred stock was converted and reclassified into 20,673,680 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 100,000,000 shares of preferred stock with a par value of $0.000004 per share. No shares of preferred stock were issued or outstanding as of June 30, 2016 and December 31, 2015.

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

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan (“2015 Plan”) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (“2009 Plan”).  As of June 30, 2016, there were 5,388,143 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2016, the number of shares available for issuance under the 2015 Plan was increased by 1,961,368 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of June 30, 2016, options to purchase 680,092 shares of Class A common stock and 675,653 restricted stock units (“RSUs”) which will be settled in shares of Class A common stock remained outstanding under the 2015 Plan.

The acquisition of Fitness Mobile Apps discussed in Note 4 included an obligation to issue up to 207,234 shares of the Company’s Class A common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and continuous employment with the Company. During the six months ended June 30, 2016, this contingency was satisfied and 207,234 shares were issued pursuant to the 2015 Plan and were fully vested on February 22, 2016. The related stock-based compensation expense was recorded ratably over the respective service period that ended during the six months ended June 30, 2016.

The 2015 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

The 2015 Plan provides for the issuance of restricted stock awards (“RSAs”) and RSUs, neither of which requires payment from the employee. Each RSU represents the right to receive one share of the Company’s Class A common stock upon settlement. The RSUs generally vest over a period of approximately 4 years.  These awards are contingent upon the related employees’ continuous employment with us. As such, compensation expense is being recorded over the requisite service period of approximately 4 years.

2015 Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“2015 ESPP”) became effective on June 2, 2015. As of June 30, 2016, there were 1,022,322 shares of Class A common stock available for issuance under the 2015 ESPP. The number of shares available for sale under the 2015 ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2016, the number of shares available for issuance under the 2015 ESPP was increased by 392,273 shares of Class A common stock.

Under the 2015 ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The 2015 ESPP provides for 24 month offering periods. Each offering period will include purchase periods, which will be approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. The Company commenced its first offering period under the 2015 ESPP on June 18, 2015. Employees purchased 153,087 shares of Class A common stock for $1,679,000 under the 2015 ESPP during the six months ended June 30, 2016.

2009 Stock Option Plan

The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of June 30, 2016, options to purchase 3,976,057 shares of Class B common stock remained outstanding under the 2009 Plan.

Restricted Awards Activity

A summary of the activity for the Company’s RSUs and RSAs is presented below (in thousands, except share numbers, per share amounts, and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance – December 31, 2015	—	$—	—	$—
Granted	883,024	13.52	—
Vested	(207,371)	12.90	—
Forfeited	—	—	—
Unvested balance – June 30, 2016	675,653	$13.71	3.8	$10,905
Expected to vest – June 30, 2016	636,375	$13.71	3.8	$10,271

As of June 30, 2016, there was a total of $8,876,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.7 years.

Stock Option Activity

The following table summarizes the Company’s stock option activity for the three months ended June 30, 2016 (in thousands, except share numbers, per share amounts, and contractual life years):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2015	4,311,463	$9.87	7.9	$22,709
Granted	585,092	13.75	9.7
Exercised	(136,337)	3.94	—
Forfeited or cancelled	(104,069)	12.14	—
Outstanding – June 30, 2016	4,656,149	$10.48	7.8	$26,371
Exercisable – June 30, 2016	2,452,878	$7.65	6.7	$20,832
Vested and expected to vest – June 30, 2016	4,569,728	$10.42	7.7	$26,157

Total intrinsic value of stock options exercised during the three and six months ended June 30, 2016 was $260,000 and $1,193,000, respectively.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Company’s stock options:

	Six months ended June 30,
	2016	2015
Expected term (in years)	5.8	5.8
Expected volatility	45%	45% - 46%
Risk-free interest rate	1.3%-1.5%	1.4% - 1.8%
Dividend yield	0%	0%

As of June 30, 2016, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $13,147,000, which is expected to be recognized over a weighted-average period of 2.9 years.

Other Stock-Based Compensation

During the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of zero and $748,000, respectively, and during the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $271,000 and $1,216,000, respectively, related to contingent bonuses to certain former employees of Fitness Mobile Apps payable in shares of the Company’s common stock for post-combination employment services.

There were no non-employee grants and no stock-based compensation expense associated with non-employee grants during the three and six months ended June 30, 2016.

Total stock-based compensation expense was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of revenue	$220	$132	$435	$232
Sales and marketing	440	903	1,023	1,444
Research and development	470	162	965	258
General and administrative	1,253	628	1,873	1,031
Total stock-based compensation expense	$2,383	$1,825	$4,296	$2,965

10. INCOME TAXES

The Company recorded an income tax expense of $64,000 and $137,000 for the three and six months ended June 30, 2016, respectively. This tax expense is largely attributable to the deferred tax liability associated with the amortization of intangible assets and foreign income taxes associated with the Company’s operations in the United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

The Company’s effective federal tax rate for the three and six months ended June 30, 2016 was negative 1.0 percent and negative 1.1 percent, respectively, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of Net Operating Losses (“NOLs”) in future periods if the ownership of the Company has changed more than 50% within a three-year period. During the year ended December 31, 2015, the Company completed an analysis under Code Section 382 through December 31, 2014, and determined that it experienced multiple ownership changes during this period. U.S. federal NOLs of approximately $430,000 are expected to expire unused due to limitations under Section 382 and, as such, have not been reflected in its NOLs. The Company’s ability to use NOL carryforwards may also be limited by Section 382 of the Code if it determines that the Company experienced an ownership change in connection with the IPO or as result of subsequent equity transactions. However, any limitations would not have impacted the results of its operations and cash flows because the Company has recorded a valuation allowance against its net deferred tax assets as of June 30, 2016 and December 31, 2015.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(6,550)	$(13,252)	$(13,144)	$(24,824)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.87)	$(0.33)	$(1.88)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,706,473	15,267,325	39,578,246	13,231,844

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of June 30,
	2016	2015
Shares subject to outstanding stock options and employee stock purchase plan	4,751,989	4,524,055
Shares subject to outstanding restricted stock units	675,653	—
Common stock warrant	—	89,177
Total	5,427,642	4,613,232

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

Revenue

The following table presents the Company’s total revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription and services	$20,112	$14,920	$39,369	$28,381
Payments	12,904	9,279	25,056	17,301
Product and other	545	561	1,143	1,341
Total revenue	$33,561	$24,760	$65,568	$47,023

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$27,853	$20,651	$54,639	$39,317
Other	$5,708	4,109	$10,929	7,706
Total	$33,561	$24,760	$65,568	$47,023

Substantially all of the Company’s assets were attributable to operations in the United States as of June 30, 2016 and December 31, 2015.

13. RELATED-PARTY TRANSACTIONS

The Company did not have any material transactions with related parties for the three and six months ended June 30, 2016. The Company incurred office repair, maintenance, building fixtures and other professional services expenses of $59,000 and $141,000 for the three and six months ended June 30, 2015, respectively, with related parties.

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

Overview

We are the leading provider of cloud-based business management software for the wellness services industry and an emerging consumer marketplace, with over 55,000 local business subscribers on our platform in over 130 countries and territories. These subscribers provide a variety of wellness services to approximately 31 million active consumers as of June 30, 2016. We are also a leading payments platform dedicated to the wellness services industry. For the three months ended June 30, 2016 and 2015, approximately $2.2 billion and $1.8 billion in transaction volume occurred between consumers and subscribers within our marketplace, of which $1.6 billion and $1.2 billion flowed through our payments platform, respectively. This represents a $0.4 billion, or 22%, increase in transaction volume that occurred between consumers and subscribers within our marketplace and a $0.4 billion, or 29%, increase in transaction volume that flowed through our payments platform. For the six months ended June 30, 2016 and 2015, approximately $4.2 billion and $3.5 billion in transaction volume occurred between consumers and subscribers within our marketplace, of which $3.1 billion and $2.4 billion flowed through our payments platform, respectively. This represents a $0.7 billion, or 22%, increase in transaction volume that occurred between consumers and subscribers within our marketplace and a $0.7 billion, or 30%, increase in transaction volume that flowed through our payments platform.

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

We offer our software platform to our subscribers as a subscription-based service. Historically, our software subscription pricing was based on the number of professionals employed by our subscribers. In 2015, after substantial market testing and development, we introduced a new tiered pricing model based on software functionality. The vast majority of our subscribers subscribe to our software platform through one month contracts that are billed in advance. We recognize software subscription revenue ratably over the term of the subscription period. Additionally, we earn revenue based on the value of transactions processed by our subscribers utilizing our payments platform, net of the costs charged to us by our processing partners.

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

During the three months ended June 30, 2016 and 2015, our revenue was $33.6 million and $24.8 million, respectively, representing year-over-year growth of 36%. Our net loss was $6.6 million and $8.8 million during the three months ended June 30, 2016 and 2015, respectively. Our Adjusted EBITDA was negative $1.9 million and negative $5.2 million during the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, our revenue was $65.6 million and $47.0 million, respectively, representing year-over-year growth of 39%. Our net loss was $13.1 million and $16.7 million during the six months ended June 30, 2016 and 2015, respectively. Our Adjusted EBITDA was negative $4.3 million and negative $10.4 million during the six months ended June 30, 2016 and 2015, respectively.  For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.” During the six months ended June 30, 2016 and 2015 approximately 83% and 84%, respectively, of our revenue came from the United States. Our employee headcount has increased to 1,337 employees as of June

30, 2016 from 1,196 as of June 30, 2015, of which approximately 27% are engaged in supporting existing subscribers and approximately 53% are engaged in increasing our subscriber base, growing our consumer brand or developing future products, as of June 30, 2016.

In this Quarterly Report on Form 10-Q, when we use the term "active consumers" as of a given date, we are referring to the estimated number of unique consumers of our subscribers' services who have used our platform to transact with our subscribers during the two years ending on such date.  While we do not directly monetize consumers of our subscribers' services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  For a discussion of risks related to our calculation of active consumers, see the section titled "Risk Factors - The number of actual consumers using our platform may be lower than the number we have estimated.

Key Metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for Three Months Ended June 30,
	2016	2015
Subscribers (end of period)	55,771	45,665
Average monthly revenue per subscriber	$202	$185
Payments volume (in billions)	$1.6	$1.2
Dollar-based net expansion rate (end of period)	111%	115%

•

Subscribers. Subscribers are defined as unique physical business locations or individual practitioners who have active subscriptions to our platform as of the end of the period. We believe the number of subscribers is a key indicator of the growth of our platform. Growth in the number of subscribers depends, in part, on our ability to successfully develop and market our platform to local wellness businesses and their consumers who have not yet become part of our network. While growth in the number of subscribers is an important indicator of expected revenue growth, it also informs our management’s decisions with respect to the areas of our business that will require further investment to support expected future subscriber growth. For example, as the number of subscribers increases, we will need to increase the headcount in our customer support organization and increase our IT infrastructure capital expenditures to maintain the effectiveness of our platform and the performance of our software for our subscribers and their consumers. The number of subscribers increased as of the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and we expect the number of subscribers to continue to increase in the future.  The growth rate of the number of subscribers declined as of the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and may continue to do so in the future as the size of our subscriber base increases and we make changes to our pricing and subscription offerings.

•

Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the period, divided by the number of months in the period. ARPS increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and we expect it to continue to increase in the future, although we expect the growth rate to fluctuate over time.

•

Payments Volume. We believe that payments volume is an indicator of the underlying current health of our subscribers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our subscribers and their consumers utilizing our payments platform. Payments volume increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and we expect it to continue to increase in the future.  The growth rate declined for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and may continue to do so in the future due to the increasing base amount of payments volume.

•

Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a subscriber relationship. We can achieve this by focusing on delivering value and functionality that retains our existing subscribers and by expanding the revenue derived from our subscribers over the lifetime of the relationship by upselling the subscriber to higher priced subscription plans, utilization of our premium customer support offering, increasing the value of transactions that they process through our payments platform, and through their subscriptions to our API and technology partners’ software offerings. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our subscribers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription and services and payments revenue for a set of subscriber accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription and services and payments revenue of our subscriber base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription, services and payments revenue of the same subscriber base included in our measure of base revenue at the end of the annual period being measured. We expect our dollar based net expansion rate to fluctuate over time.

Non-GAAP Financial Measure

Adjusted EBITDA

To provide investors with additional information regarding our financial results prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have presented Adjusted EBITDA, which is a non-GAAP financial measure defined by us as our net loss before stock-based compensation expense, depreciation and amortization, change in fair value of contingent consideration, change in fair value of preferred stock warrant, provision for income taxes, and other income (expense), net, which consisted primarily of gains and losses from foreign currency transactions and other income and expenses. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(6,550)	$(8,849)	$(13,144)	$(16,710)
Stock-based compensation expense	2,383	1,825	4,296	2,965
Depreciation and amortization	1,810	1,631	3,658	2,849
Change in fair value of contingent consideration	—	(11)	—	(11)
Change in fair value of preferred stock warrant	—	(125)	—	25
Provision for income taxes	64	62	137	68
Other (income) expense, net	353	316	739	369
Adjusted EBITDA	$(1,940)	$(5,151)	$(4,314)	$(10,445)

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

Our total revenue consists of the following:

•

Subscription and services. Subscription and services revenue is generated primarily from sales of subscriptions to our cloud-based business management software for the wellness services industry. The majority of subscription fees are prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis. Additionally, our subscribers can choose to enter into a separate contract with our technology partners to purchase additional features and functionalities. We receive a revenue share from these arrangements from our technology partners, which is recognized when earned. We also earn revenue from application programming interface, or API partners for subscriber site access, data query, and consumer bookings through our platform. The revenue from API partners is recognized when earned. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts invoiced in excess of revenue recognized are deferred. Service revenue is generated primarily through our premium customer support offering and is recognized in the period in which it is earned. We expect our subscription and services revenue to increase as we continue to increase the number of our subscribers and increase our revenue from our technology and API partners.

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

Cost of Revenue

Our cost of revenue primarily consists of costs associated with personnel and related infrastructure for operation of our cloud-based business management platform, data center operations, global customer support and onboarding services, costs related to processing the payments of subscribers that pay via credit card and allocated overhead costs. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Allocated overhead costs consist of certain facilities, depreciation and amortization of internally developed software costs.

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

•

Other income (expense), net. Other income (expense), net consists primarily of gains and losses on disposals of property and equipment, gains and losses from foreign currency transactions, and other income and expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$33,561	$24,760	$65,568	$47,023
Cost of revenue(1)	10,713	8,809	20,685	17,502
Gross profit	22,848	15,951	44,883	29,521
Operating expenses:
Sales and marketing(1)	13,706	11,820	26,935	21,537
Research and development(1)	7,594	5,476	15,011	10,201
General and administrative(1)	7,681	7,262	15,204	14,042
Change in fair value of contingent consideration	—	(11)	—	(11)
Total operating expenses	28,981	24,547	57,150	45,769
Loss from operations	(6,133)	(8,596)	(12,267)	(16,248)
Change in fair value of preferred stock warrant	—	125	—	(25)
Interest income	40	3	56	6
Interest expense	(332)	(266)	(660)	(283)
Other income (expense), net	(61)	(53)	(136)	(92)
Loss before provision for income taxes	(6,486)	(8,787)	(13,007)	(16,642)
Provision for income taxes	64	62	137	68
Net loss	$(6,550)	$(8,849)	$(13,144)	$(16,710)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	32%	36%	32%	37%
Gross profit	68%	64%	68%	63%
Operating expenses:
Sales and marketing	41%	48%	41%	46%
Research and development	22%	22%	23%	22%
General and administrative	23%	29%	23%	30%
Change in fair value of contingent consideration	0.0%	0%	0%	0%
Total operating expenses	86%	99%	87%	98%
Loss from operations	(18)%	(35)%	(19)%	(35)%
Change in fair value of preferred stock warrant	0%	0%	0%	0%
Interest income	0%	0%	0%	0%
Interest expense	(1)%	(1)%	(1)%	(1)%
Other income (expense), net	0%	0%	(0)%	0%
Loss before provision for income taxes	(19)%	(36)%	(20)%	(36)%
Provision for income taxes	(1)%	0%	0%	0%
Net loss	(20)%	(36)%	(20)%	(36)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of revenue	$220	$132	$435	$232
Sales and marketing	440	903	1,023	1,444
Research and development	470	162	965	258
General and administrative	1,253	628	1,873	1,031
Total stock-based compensation expense	$2,383	$1,825	$4,296	$2,965

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$20,112	$14,920	$5,192	35%	$39,369	$28,381	$10,988	39%
Payments	$12,904	$9,279	3,625	39%	$25,056	$17,301	7,755	45%
Product and other	$545	$561	(16)	(3)%	$1,143	$1,341	(198)	(15)%
Total revenue	$33,561	$24,760	$8,801	36%	$65,568	$47,023	$18,545	39%

Revenue increased $8.8 million, or 36%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Subscription and services revenue increased $5.2 million, or 35%, of which $3.6 million was due to a 22% increase in the number of subscribers to 55,771 as of June 30, 2016 from 45,665 as of June 30, 2015 combined with the impact of pricing increases and the impact of additional product offerings, and $1.3 million of which was due to an increase in revenue from arrangements with our API platform and technology partners.  Payments revenue increased $3.6 million, or 39%, primarily due to an increase in the volume of transactions processed by our subscribers, combined with the increase in the number of subscribers that utilize our payments platform.

Revenue increased $18.5 million, or 39%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Subscription and services revenue increased $11.0 million, or 39%, of which $7.3 million was due to a 22% increase in the number of subscribers to 55,771 as of June 30, 2016 from 45,665 as of June 30, 2015 combined with the impact of pricing increases and the impact of additional product offerings, and $3.2 million of which was due to an increase in revenue from arrangements with our API platform and technology partners.  Payments revenue increased $7.8 million, or 45%, primarily due to an increase in the volume of transactions processed by our subscribers combined with the increase in the number of subscribers that utilize our payments platform.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$10,713	$8,809	$1,904	22%	$20,685	$17,502	$3,183	18%
Gross margin	68%	64%			68%	63%

Cost of revenue increased $1.9 million, or 22%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in cost of revenue was primarily attributable to a $1.5 million increase in personnel-related expenses and a $0.4 million increase in infrastructure costs due to an increase in headcount to support the growing number of subscribers. As of June 30, 2016, we had 496 employees dedicated to data center operations, global customer support and onboarding services as compared to 459 employees as of June 30, 2015.

Cost of revenue increased $3.2 million, or 18%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in cost of revenue was primarily attributable to a $2.5 million increase in personnel-related expenses and a $0.6 million increase in infrastructure costs due to an increase in headcount to support the growing number of subscribers.

The increase in gross margin, or gross profit as a percentage of revenue, during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily driven by growth in the number of subscribers and average revenue per subscriber, combined with our leveraging of our existing infrastructure to support the growth.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$13,706	$11,820	$1,886	16%	$26,935	$21,537	$5,398	25%

Sales and marketing expense increased $1.9 million, or 16%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in sales and marketing expense was primarily attributable to a $0.8 million increase in personnel-related expenses due to an increase in headcount and an expansion of our sales efforts to increase both the number of subscribers and average revenue per subscriber. The increase in sales and marketing expense was also attributable to a $1.3 million increase in promotional spending for the MINDBODY app and our platform, partially offset by a $0.2 million reduction in miscellaneous sales and marketing expenses.

Sales and marketing expense increased $5.4 million, or 25%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in sales and marketing expense was primarily attributable to a $2.6 million increase in personnel-related expenses due to an increase in headcount and an expansion of our sales efforts to increase both the number of subscribers and average revenue per subscriber. The increase in sales and marketing expense was also attributable to a $2.2 million increase in promotional spending for the MINDBODY app and our platform and a $0.6 million increase in sales software and IT infrastructure costs.

As of June 30, 2016, we had 486 employees dedicated to sales and marketing as compared to 411 employees as of June 30, 2015.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Research and development	$7,594	$5,476	$2,118	39%	$15,011	$10,201	$4,810	47%

Research and development expense increased $2.1 million, or 39%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in research and development expense was primarily attributable to a $1.9 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities. The increase in research and development expense was also attributable to a $0.2 million increase in outsourced development costs and subscription software expenses.

Research and development expense increased $4.8 million, or 47%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in research and development expense was primarily attributable to a $4.2 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities. The increase in research and development expense was also attributable to a $0.4 million increase in outsourced development costs and subscription software expenses.

As of June 30, 2016, we had 223 employees dedicated to research and development as compared to 198 employees as of June 30, 2015.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
General and Administrative	$7,681	$7,262	$419	6%	$15,204	$14,042	$1,162	8%

General and administrative expense increased $0.4 million, or 6%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in general and administrative expense was primarily attributable to a $0.9 million increase in personnel-related expenses and corporate overhead costs incurred to support our growth, partially offset by a $0.2 million decrease in outsourced legal and professional fees and a $0.3 million decrease in recruiting and other miscellaneous general expenses. As of June 30, 2016, we had 132 employees dedicated to general and administrative as compared to 128 employees as of June 30, 2015.

General and administrative expense increased $1.2 million, or 8%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in general and administrative expense was primarily attributable to a $1.9 million increase in personnel-related expenses and corporate overhead costs incurred to support our growth, partially offset by a $0.4 million decrease in outsourced legal and professional fees and $0.3 million decrease in recruiting and other miscellaneous general expenses.

As of June 30, 2016, we had 132 employees dedicated to general and administrative as compared to 128 employees as of June 30, 2015.

Other Income (Expense) and Income Taxes Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Change in fair value of preferred stock warrant	$—	$125	$(125)	(100)%	$—	$(25)	$25	(100)%
Interest income	40	3	37	1,233%	56	6	50	833%
Interest expense	(332)	(266)	(66)	25%	(660)	(283)	(377)	133%
Other expense, net	(61)	(53)	(8)	15%	(136)	(92)	(44)	48%
Provision for income taxes	(64)	(62)	(2)	3%	(137)	(68)	(69)	101%

The increase in interest expense during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily due to interest on the financing obligation associated with the build-to-suit lease arrangement. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Prior to our IPO, we financed our operations and capital expenditures primarily through proceeds from the private sales of preferred stock, including proceeds from the sale of $74.7 million of our Series F and G redeemable convertible preferred stock in the three year period ended December 31, 2014.  In June, 2015, we completed our IPO in which we issued and sold 7,150,000 shares of our Class A common stock at a public offering price of $14.00 per share, resulting in aggregate proceeds of approximately $93.1 million, net of underwriters’ discounts and commissions but before deducting offering expenses of approximately $4.0 million.  As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $87.9 million and $93.4 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.

In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20.0 million for working capital and general business requirements. Borrowings under our loan agreement are available based on a percentage of our monthly recurring revenue for the previous three months. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate (3.50% as of December 31, 2015) plus 0.5%, or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. There are no prepayment penalties if we repay principal and interest prior to maturity. The credit facility is secured by substantially all of our corporate assets. We also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual property. We are also subject to certain reporting and financial performance covenants, which require us to meet certain revenue targets. We did not draw down any amounts under the loan agreement during the three months ended June 30, 2016.

We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and those factors set forth in Part II, Section 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.

The following table summarizes our cash and cash equivalents and our cash flows as of and for the periods presented:

	As of June 30,
	2016	2015
Cash and cash equivalents	$87,910	$106,846

	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	(3,716)	(9,426)
Cash used in investing activities	(3,796)	(8,743)
Cash provided by financing activities	2,001	90,413

Operating Activities

During the six months ended June 30, 2016, operating activities used $3.7 million, primarily as a result of our net loss of $13.1 million, offset by $8.3 million of non-cash charges and $1.1 million provided by the net change in operating assets and liabilities. The non-cash charges primarily consisted of $4.3 million of stock-based compensation expense and $3.7 million of depreciation and amortization expense. The net change in operating assets and liabilities was primarily a result of a $1.7 million increase in accounts payable, accrued expenses, and other liabilities and a $1.5 million increase in deferred revenue, which were offset by a $1.7 million increase in accounts receivable and a $0.5 million increase in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses, and other liabilities was due to the increase in headcount and the timing of payments to our vendors and employees and contributions from our employees under our employee stock purchase plan.

During the six months ended June 30, 2015, operating activities used $9.4 million, primarily as a result of our net loss of $16.7 million, partially offset by $6.1 million of non-cash charges, primarily consisting of $2.8 million of depreciation and amortization expense, and $3.0 million of stock-based compensation expense, and $1.2 million provided by the net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily a result of a $1.8 million increase in accrued expenses and other current liabilities, which was primarily due to the increase in headcount and the timing of payments to our vendors, a $0.3 million increase in deferred revenue due to higher subscription and services revenue, and a $0.3 decrease in prepaid expenses and other current assets due to timing of payments to our vendors, which were partially offset by a $1.5 million increase in accounts receivable resulting primarily from higher payments revenue.

Investing Activities

During the six months ended June 30, 2016, investing activities used $3.8 million as a result of purchases of property and equipment.

During the six months ended June 30, 2015, investing activities used $8.7 million, primarily as a result of purchases of property and equipment of $6.5 million and cash paid to acquire a business of $3.0 million.

Financing Activities

During the six months ended June 30, 2016, net cash provided by financing activities was $2.0 million, consisting primarily of proceeds from our employee stock purchase plan of $1.7 million and exercise of equity awards of $0.5 million, which was partially offset by $0.2 million in repayments on financing and capital lease obligations.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K which was filed with the SEC on March 4, 2016.

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

We have incurred a net loss in each year since our inception, including a net loss of $36.1 million, $24.6 million and $16.2 million in the years ended December 31, 2015, 2014 and 2013, respectively, and $13.1 million and $16.7 million in the six months ended June 30, 2016 and 2015, respectively.  For the years ended December 31, 2015, 2014 and 2013, our revenue was $101.4 million, $70.0 million and $48.7 million, respectively, representing a 45% and 44% growth rate, respectively. For the six months ended June 30, 2016 and 2015, our revenue was $65.6 million and $47.0 million, respectively, representing a 39% growth rate. We may not achieve similar revenue growth rates in future periods.

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

The vast majority of our subscription revenue is derived from subscriptions to our platform that have monthly terms.  For us to maintain or improve our operating results, it is important that our subscribers renew their subscriptions each month.  Our retention rate may decline or fluctuate as a result of a number of factors, including our subscribers’ satisfaction with our platform, our customer support, our pricing and pricing tiers, the prices of competing software systems, system uptime, network performance, data breaches, mergers and acquisitions affecting our subscriber base, the effects of global economic conditions and reductions in our subscribers’ spending levels.  If our subscribers do not renew their subscriptions or renew but shift to lower tier software subscriptions, our revenue may decline and we may not realize improved operating results from our subscriber base.

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

Use of our platform involves the storage, transmission and processing of our subscribers’ proprietary data, including personal or identifying information regarding their consumers or employees.  Unauthorized access to or security breaches of our platform could result in the loss of data, loss of intellectual property or trade secrets, loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation.  For example, if our platform is breached in a way that constitutes a violation of the Health Insurance Portability and Accountability Act of 1996, as amended, or, HIPAA, we could face costs for remediation, criminal penalties, and/or monetary penalties up to $1.5 million per year for violations of an identical provision of the law.

If any unauthorized access to our systems or data or any other security breach occurs, or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired.  If subscribers believe that our platform does not provide adequate security for the storage of personal or other sensitive information or its transmission over the Internet, our business will be harmed.  Subscribers’ concerns about security, privacy, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.  Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-

party experts and consultants.  Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability.  Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

Our payments platform is a core element of our business.  For the years ended December 31, 2015, 2014 and 2013, our payments platform generated 37%, 37% and 35% of our total revenue, respectively. For the six months ended June 30, 2016 and 2015, our payments platform generated 38% and 37% of our total revenue, respectively. Our future success depends in large part on the continued growth and development of our payment processing activities.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.

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

With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the United States Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area, or EEA, to the United States. As a result of an October 2015 decision (referred to as the ECJ Ruling) of the European Union Court of Justice, or ECJ, the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with European legal restrictions regarding the transfer of personal data outside of the EEA. Subsequently, on July 12, 2016, the EU Commission and the U.S. Department of Commerce announced the adoption of the EU-U.S. Privacy Shield, which was recognized by the College of EU Commissioners as providing an adequate level of protection under EU data protection law, thereby providing a legal basis for data transfers from the European Union to the United States. In light of the ECJ Ruling and the adequacy decision relating to the Privacy Shield, we anticipate engaging in measures to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling.  We may be unsuccessful in establishing legitimate means for us to transfer such personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by European customers to use our solutions due to perceived potential risk exposure as a result of the ECJ Ruling and the Privacy Shield. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.  For example, in April 2016, the EU Parliament adopted the General Data Protection Regulation, or GDPR, which, among other things, imposes more stringent data protection requirements and provides for greater penalties for noncompliance and is expected to take effect in 2018.  Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our subscribers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our subscriber base and increase our revenue.  New laws (including, among others, the GDPR), amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations.  In view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.  Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.  We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.  Moreover, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, it is expected that the U.K. government will initiate a process to leave the European Union.  The impact of the foregoing on data and privacy regulations in the United Kingdom remains uncertain. Any of these developments could harm our business, financial condition and results of operations.  Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our subscribers may limit the use and adoption of, and reduce the overall demand for, our platform.  Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

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

Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing efforts and on our direct sales force to obtain new subscribers.  From June 30, 2015 to June 30, 2016, our sales and marketing organizations increased from 411 to 486 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  If our sales expansion efforts do not generate a significant increase in revenue, our business and future growth prospects could be harmed.

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

We have experienced rapid growth in our operations, number of subscribers, and employee headcount in recent periods.  In particular, we grew to 1,337 employees as of June 30, 2016 from 1,196 employees as of June 30, 2015, and have also increased the size of our subscriber base from 45,665 to 55,771 over the same period.  Moreover, in 2015 and 2016 we opened sales offices in Texas and Arizona, respectively, and we anticipate that we will continue to expand our operations and employee headcount in the near term, both domestically and internationally.  This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure.  Our success will depend in part on our ability to manage this growth effectively.  To manage the expected growth of our operations and personnel, we will need to scale our technology infrastructure and continue to improve our operational, financial and management controls, and our reporting systems and procedures.  Failure to effectively manage growth could result in difficulty or delays in onboarding new subscribers, declines in quality or subscriber satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties.  Any of these difficulties could adversely impact our business performance and operating results.

If we fail to effectively manage our growth in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.

From June 30, 2015 to June 30, 2016, we increased the size of our workforce by 141 employees, and we expect to continue to increase our headcount as we expand our operations both in the United States and abroad.  We believe that our corporate culture fosters innovation, creativity and teamwork.  However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of such culture, and the failure to do so could adversely impact our ability to retain and attract the kind of employees necessary for our future success.  If we are unable to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could adversely affect our brand and reputation and harm our ability to retain and attract subscribers.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees, including our Chairman, President and Chief Executive Officer, Richard Stollmeyer.  We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations.  From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.  We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time.  The loss of one or more of our executive officers, especially our chief executive officer, or other key employees, could have an adverse effect on our business.

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

In January 2015, we introduced changes to our pricing model for new subscribers by offering a new tiered pricing model based on software functionality.  We have subsequently made changes to our pricing within our tiered pricing model, and in the future we expect to make changes to our pricing and our pricing model from time to time.  As the market for our platform matures, or as competitors introduce new products, services, or pricing models that compete with our offerings and pricing, we may be unable to attract new subscribers at the same price or based on the same pricing models that we have used historically.  Moreover, we have limited experience selling subscriptions to larger organizations, which may demand substantial price concessions.  As a result, in the future, we may be required to reduce our prices or customers may migrate to lower tier offerings, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.

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

Other factors that may influence the length and variability of our sales cycle include:

•	variations in our pricing structure and terms over time;
•	the need to educate prospective subscribers about the uses and benefits of our platform;
•	the discretionary nature of purchasing and budget cycles and decisions;
•	the competitive nature of evaluation and purchasing processes;
•	evolving functionality demands;
•	announcements or planned introductions of new products, features or functionality by us or our competitors; and
•	lengthy purchasing approval processes, particularly among larger organizations.

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

We estimate that approximately 31 million active consumers used our platform during the two years ended June 30, 2016.  While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline.

Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.

In the six months ended June 30, 2016 and 2015, we derived 17% and 16%, respectively, of our revenue from subscribers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.

Our international operations subject us to a variety of additional risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
•

compliance with foreign privacy, information security, and data protection laws and regulations and the risks and costs of non-compliance;longer payment cycles and difficulties in enforcing contracts, collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;
•	uncertainty regarding the expected departure of the United Kingdom from the European Union;
•	requirements or preferences for domestic products;
•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
•	economic conditions in each country or region and general economic uncertainty around the world;
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

Our business and growth depend in part on the success of our strategic relationships with third parties, including API platform partners, technology partners, and payments partners.

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

We conduct transactions in currencies other than the U.S. dollar.  While we have primarily transacted with subscribers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions to our platform and expect to significantly expand the number of transactions with subscribers for our platform that are denominated in foreign currencies in the future.  As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.  In addition, to the extent that fluctuations in currency exchange rates, including, any fluctuations resulting from uncertainties relating to the expected departure of the United Kingdom from the European Union, cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of June 30, 2016, including our executive officers, employees and directors and their respective affiliates, collectively held approximately 91.1% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock.  These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes.  The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Significant individual holders of our Class B common stock include two co-founders, Richard Stollmeyer and Robert Murphy.  If, for example, Messrs. Stollmeyer and Murphy retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future.  In addition, Messrs. Stollmeyer and Murphy hold an irrevocable proxy to vote certain shares of our Class A common stock and Class B common stock held by certain of our stockholders. As board members, Messrs. Stollmeyer and Murphy each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Stollmeyer and Murphy are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2016, we had 19.6 million shares of Class A common stock and 20.1 million shares of

Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act and subject in some cases to our insider trading policy.

In addition, shares of our capital stock (including those shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class A common stock and Class B common stock or upon settlement of outstanding restricted stock units) may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the award agreements, and except for any options or restricted stock units held by our affiliates and subject to our insider trading policy. Certain of our existing stockholders are also entitled under contracts providing for registration rights, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Any sales of securities by these stockholders, or the expectation that such sales may occur, could have a material adverse effect on the trading price of our Class A common stock and make it more difficult for you to sell shares of our Class A common stock.

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

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis.  However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act pursuant to the exemptions contained in the JOBS Act.  To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

MINDBODY, INC.

Date: August 1, 2016	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2016	By:	/s/ Brett White
Brett White
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Amendment to Employment Agreement between MINDBODY, Inc. and Robert Murphy.	8-K	001-37453	10.1	July 27, 2016
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Filed herewith.
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