Form 10-Q
period 2016-09-30
MINDBODY, Inc.
filed 2016-11-10
CIK 1458962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of November 7, 2016, the registrant had 27,004,858 shares of Class A common stock, and 13,500,082 shares of Class B common stock outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2016 and 2015	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Year Ended December 31, 2015 and the Nine Months Ended September 30, 2016	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 6.	Exhibits	62
Signatures
Exhibit Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•
our future financial performance, including expectations regarding trends in revenue, cost of revenue, operating expenses, other income and expenses, income taxes, subscribers, average monthly revenue per subscriber, payments volume, and dollar-based net expansion rate;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MINDBODY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$86,288	$93,405
Accounts receivable, net of allowance for doubtful accounts of $221 and $90 as of September 30, 2016 and December 31, 2015	8,520	6,643
Prepaid expenses and other current assets	3,710	3,082
Total current assets	98,518	103,130
Property and equipment, net	33,658	31,754
Intangible assets, net	2,193	636
Goodwill	9,039	5,396
Other noncurrent assets	538	498
TOTAL ASSETS	$143,946	$141,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,500	$4,426
Accrued expenses and other liabilities	10,099	7,911
Deferred revenue, current portion	4,486	3,367
Other current liabilities	984	645
Total current liabilities	21,069	16,349

Deferred revenue, noncurrent portion	2,909	1,886
Deferred rent, noncurrent portion	1,359	1,254
Financing obligation on leases, noncurrent portion	15,640	15,961
Other noncurrent liabilities	996	181
Total liabilities	41,973	35,631
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 26,769,797 shares issued and outstanding as of September 30, 2016; 1,000,000,000 shares authorized, 14,931,016 shares issued and outstanding as of December 31, 2015	—	—
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 13,650,774 shares issued and outstanding as of September 30, 2016; 100,000,000 shares authorized, 24,296,346 shares issued and outstanding as of December 31, 2015	—	—
Additional paid-in capital	285,641	270,436
Accumulated other comprehensive loss	(247)	(271)
Accumulated deficit	(183,421)	(164,382)
Total stockholders' equity	101,973	105,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,946	$141,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$35,262	$26,081	$100,830	$73,104
Cost of revenue	10,972	9,596	31,657	27,098
Gross profit	24,290	16,485	69,173	46,006
Operating expenses:
Sales and marketing	14,599	12,389	41,534	33,926
Research and development	7,747	6,012	22,758	16,213
General and administrative	7,346	7,256	22,550	21,298
Change in fair value of contingent consideration	—	—	—	(11)
Total operating expenses	29,692	25,657	86,842	71,426
Loss from operations	(5,402)	(9,172)	(17,669)	(25,420)
Change in fair value of preferred stock warrant	—	—	—	(25)
Interest expense, net	(261)	(335)	(865)	(612)
Other expense, net	(90)	(20)	(226)	(112)
Loss before provision for income taxes	(5,753)	(9,527)	(18,760)	(26,169)
Provision for income taxes	142	101	279	169
Net loss	(5,895)	(9,628)	(19,039)	(26,338)
Accretion of redeemable convertible preferred stock	—	—	—	(9,862)
Deemed dividend—preferred stock modification	—	—	—	1,748
Net loss attributable to common stockholders	$(5,895)	$(9,628)	$(19,039)	$(34,452)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.25)	$(0.48)	$(1.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,965,454	39,181,118	39,708,257	21,976,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(5,895)	$(9,628)	$(19,039)	$(26,338)
Other comprehensive gain (loss), net of taxes:
Change in cumulative translation adjustment	(6)	(89)	24	(160)
Comprehensive loss	$(5,901)	$(9,717)	$(19,015)	$(26,498)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Class A and B Common Stock(1)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2014	20,454,489	$166,448	11,189,360	$—	$—	$(132)	$(124,793)	$(124,925)
Reclassification of restricted stock award liability to common stock	—	—	—	—	88	—	—	88
Deemed dividend—preferred stock modification	—	(1,748)	—	—	—	—	1,748	1,748
Accretion of redeemable convertible preferred stock to redemption value	—	9,862	—	—	(4,613)	—	(5,249)	(9,862)
Issuance of common stock upon initial public offering, net of offering costs of $4,024	—	—	7,150,000	—	89,069	—	—	89,069
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,454,489)	(174,562)	20,673,680	—	174,562	—	—	174,562
Reclassification of preferred stock warrant liability to equity in connection with initial public offering	—	—	—	—	1,213	—	—	1,213
Stock-based compensation expense	—	—	—	—	8,375	—	—	8,375
Issuance of common stock for equity awards	—	—	34,140	—	242	—	—	242
Issuance of common stock upon net exercise of warrants	—	—	76,565	—	—	—	—	—
Issuance of stock for business acquisition	—	—	103,617	—	1,500	—	—	1,500
Other comprehensive loss	—	—	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	—	(36,088)	(36,088)
Balance as of December 31, 2015	—	—	39,227,362	—	270,436	(271)	(164,382)	105,783
Stock-based compensation expense	—	—	—	—	6,606	—	—	6,606
Issuance of common stock for contingent consideration payment	—	—	207,234	—	—	—	—	—
Issuance of common stock for equity awards, net of tax withholdings	—	—	679,801	—	5,059	—	—	5,059
Issuance of common stock under employee stock purchase plan	—	—	277,215	—	3,040	—	—	3,040
Issuance of common stock related to HealCode Acquisition	—	—	28,959	—	500	—	—	500
Other comprehensive income	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(19,039)	(19,039)
Balance as of September 30, 2016	—	$—	40,420,571	$—	$285,641	$(247)	$(183,421)	$101,973

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

MINDBODY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,039)	$(26,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,671	4,657
Stock-based compensation expense	6,606	5,250
Change in fair value of preferred stock warrant	—	25
Other	820	343
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(2,229)	(3,498)
Prepaid expenses and other current assets	(605)	6
Other assets	(67)	138
Accounts payable	(52)	626
Accrued expenses and other liabilities	2,635	2,898
Deferred revenue	2,031	1,804
Deferred rent	105	220
Net cash used in operating activities	(4,124)	(13,869)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,466)	(7,989)
Change in restricted cash and deposits	—	788
Acquisition of business	(4,138)	(3,000)
Net cash used in investing activities	(10,604)	(10,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of equity awards	4,884	67
Proceeds from employee stock purchase plan	3,040	—
Repayment on financing and capital lease obligations	(287)	(144)
Proceeds from initial public offering	—	93,093
Payments of deferred offering cost	—	(3,262)
Other	(33)	(73)
Net cash provided by financing activities	7,604	89,681
Effect of exchange rate changes on cash and cash equivalents	7	(176)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(7,117)	65,435
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,405	34,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,288	$100,110
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	186	66
Cash paid for interest	980	604
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock to redemption value	—	9,862
Deemed dividend—preferred stock modification	—	1,748
Conversion of preferred stock warrants to common stock warrants	—	1,213
Unpaid equipment purchases	1,592	963
Property and equipment acquired with financing obligations and leases	—	844
Stock issued in business acquisition	500	1,500
Unpaid acquisition consideration held back to satisfy potential indemnification claims	750	—
Unpaid offering costs	—	118

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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the capitalization and estimated useful life of the Company’s capitalized internal-use software, useful lives of property and equipment, the determination of fair value of stock awards issued and forfeiture rates, a valuation allowance for deferred tax assets, contingencies, and the purchase price allocation of acquired businesses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Changes in facts or circumstances may cause the Company to change its assumptions and estimates in future periods, and it is possible that actual results could differ from current or future estimates.
Summary of Significant Accounting Policies
There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Concentration of Credit Risk
As of September 30, 2016, one customer represented 19% of the accounts receivable balance. As of December 31, 2015, one customer represented 18% of the accounts receivable balance. No single customer represented over 10% of revenue for any of the periods presented in the consolidated statements of operations.
Recently Issued and Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Financial Instruments Credit Losses. The new guidance changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements and disclosures.
In May 2014, the FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services (the "new revenue standard").  The new revenue standard also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2016, the FASB issued an update, clarifying the new revenue standard, related to identifying performance obligations and licensing implementation guidance contained in the new revenue standard. In May 2016, the FASB issued an update that provides narrow scope improvements and practical expedients related to the new revenue standard. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract.  The new revenue standard and all related updates are effective for the Company beginning in the first fiscal quarter of fiscal 2018. Early adoption is permitted. The new revenue standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements and disclosures.
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

On February 25, 2016, the FASB issued authoritative guidance intended to improve financial reporting about leasing transactions. The new guidance requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning January 1, 2019. The Company is evaluating the impact of the new standard on its consolidated financial statements and anticipates recording certain operating leases on the balance sheet upon adoption.
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
The following table sets forth the fair value of the Company’s financial assets re-measured on a recurring basis, by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$80,990	$—	$—	$80,990

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$90,524	$—	$—	$90,524

(1)
The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds. All such assets as of September 30, 2016 and December 31, 2015 were recorded based on Level 1 inputs.

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three and nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.

3. BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer equipment	$16,403	$13,195
Leasehold improvements	11,196	9,882
Capitalized software development costs	1,878	1,888
Office equipment	2,608	2,336
Software licenses	2,932	1,768
Building, leased	16,438	16,438
Property and equipment – gross	51,455	45,507
Less: accumulated depreciation and amortization	(17,797)	(13,753)
Property and equipment – net	$33,658	$31,754
Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the three months ended September 30, 2016 and 2015 was $1,839,000 and $1,655,000, respectively. Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the nine months ended September 30, 2016 and 2015 was $5,190,000 and $4,164,000, respectively.
The Company amortized software development costs of $65,000 and $76,000 during the three months ended September 30, 2016 and 2015, respectively. The Company amortized software development costs of $220,000 and $232,000 during the nine months ended September 30, 2016 and 2015, respectively. The net book value of capitalized software development costs was $121,000 and $351,000 as of September 30, 2016 and December 31, 2015, respectively.
During the year ended December 31, 2013, the Company executed a lease for a 64,000 square foot office building in San Luis Obispo, California. This facility provides additional capacity to accommodate continued growth, and became operational in the second quarter of 2015. Both the landlord and the Company incurred costs to construct the facility according to the Company’s operating specifications, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. During April 2015, the Company began to occupy the additional office space and no additional construction costs have been incurred since then. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs included in construction-in-progress for the building were recorded to “Building, leased” within “Property and equipment, net” and the related financing obligation of $15,975,000 remained recorded as of September 30, 2016. The obligation is being settled through monthly lease payments to the landlord since completion of the construction, and the asset is being depreciated over the initial term of the lease. The lease has an initial term of 15 years and the Company has an option to extend the term of the lease for three consecutive terms of five years each. The Company is responsible for paying the landlord’s insurance costs, real property taxes, and operating expenses related to the premises as additional rent.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued payroll	$6,396	$3,918
Accrued vacation	2,224	1,699
Employee stock purchase plan contributions	427	1,496
Other liabilities	1,052	798
Total accrued expenses and other liabilities	$10,099	$7,911

4. BUSINESS COMBINATION
HealCode
On September 1, 2016, the Company completed the acquisition of substantially all of the assets of HealCode LLC (“HealCode”), a privately held technology partner that creates web-based and mobile application widgets for the Company’s subscribers.
The total purchase consideration of $5,388,000 consisted of the payment of $4,888,000 in cash, $750,000 of which has been held back by the Company for a period of eighteen (18) months to satisfy potential indemnification claims, and the issuance of   $500,000 of the Company’s Class A common stock.
The acquisition of HealCode was accounted for in accordance with the acquisition method of accounting for business combinations with MINDBODY as the accounting acquirer. The Company incurred and expensed de minimis acquisition-related costs, which are included within general and administrative expenses on the consolidated statements of operations. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill of $3,643,000 was allocated to the Company’s one operating segment and represents 68% of the total purchase consideration. Goodwill is primarily attributable to expanded market opportunities from selling and integrating HealCode’s “website widget” solution with the Company’s other offerings and the associated assembled workforce acquired. Goodwill is amortized over 15 years for tax purposes.
The acquisition provided the Company with acquired intangible assets of value, i.e., internally developed software/technology. HealCode’s “website widget” solutions enable the Company's subscribers to embed the MINDBODY class and appointment schedules within their web and social sites. The fair value of the acquired intangible asset was determined based on the income approach and discounted cash flow/excess earnings method and is subject to amortization on a straight-line basis over its remaining useful life.

The allocation of the purchase price consideration is as follows (in thousands):

Amount
Liabilities assumed	$(105)
Tangible assets acquired	32
Intangible asset – developed software/technology	1,818
Goodwill	3,643
Fair value of total purchase consideration	$5,388
The results of HealCode are included in the Company's consolidated statements of operations since the acquisition date, including revenues and net loss, and were not material. Pro forma results of operations have not been presented because the acquisition was not material to the Company's results of operations.
Fitness Mobile Apps
On February 2, 2015, the Company completed the acquisition of the Fitness Mobile Apps business of Petrol Designs LLC (“Fitness Mobile Apps”), a privately held technology partner that creates tailored mobile apps for the Company’s subscribers. The Company accounted for the acquisition of Fitness Mobile Apps as a business combination. The Company acquired all of the assets that were used in, or otherwise benefit, the mobile apps business for 103,617 shares of the Company’s common stock with a fair value of $14.476 per share, of which 74,260 shares were issued and 29,357 shares were held with an escrow agent and were released in February 2016 following the first anniversary of the closing date, and $3,000,000 in cash, resulting in an aggregate purchase price of $4,500,000. The acquisition also included an obligation to issue up to 207,234 shares of the Company’s common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and their continuous employment with the Company. The measurement period for the contingent consideration ended during the nine months ended September 30, 2016 and the Company issued 207,234 shares of Class A common stock to such former employees of Fitness Mobile Apps on February 22, 2016 under its 2015 Equity Incentive Plan (see Note 9 Common Stock and Stockholder’s Equity below). The related compensation expense for the fair value of these additional shares was recorded ratably over the respective service period.

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

The results of Fitness Mobile Apps are included in the Company’s consolidated statements of operations since the acquisition date, including revenues and net loss, and were not material. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually in the fourth quarter of the financial year. The Company’s goodwill balance is solely attributable to the acquisition of HealCode, Fitness Mobile Apps, and Jill’s List. The goodwill balance was $9,039,000 as of September 30, 2016 and $5,396,000 as of December 31, 2015. There have been no impairment charges recorded against goodwill.
The Company’s intangible assets consisted of the following (in thousands except years):

	September 30, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	420	(420)	—
Technology	3 to 5	2,731	(538)	2,193
Total intangible assets		3,151	(958)	2,193

	December 31, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	420	(420)	—
Technology	3	913	(277)	636
Total intangible assets		1,333	(697)	636

Amortization expense for intangible assets with finite lives was $109,000 and $77,000 for the three months ended September 30, 2016 and 2015, respectively and $261,000 and $261,000 for the nine months ended September 30, 2016 and 2015, respectively.
The expected future annual amortization expense of intangible assets as of September 30, 2016 is presented below (in thousands):

Year Ending December 31,
2016 (remaining three months)	$168
2017	666
2018	390
2019	363
2020	364
2021 and after	242
Total amortization expense	$2,193
6. DEBT
Credit Facility
On January 12, 2015, the Company entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate plus 0.5% or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. The credit facility is secured by substantially all of the Company’s corporate assets. Borrowings under the Company’s loan agreement are available based on a percentage of the Company’s monthly recurring revenue for the previous three months. The Company also granted and pledged a security interest to the lender in all of its right, title, and interest in intellectual property. The Company is also subject to certain reporting and financial performance covenants as well which require it to meet certain revenue targets. The Company did not draw down any amounts under the credit agreement during the three and nine months ended September 30, 2016.
7. COMMITMENTS AND CONTINGENCIES
Operating Lease
The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2016 and 2026. Rent expense was $1,219,000 and $1,117,000 for the three months ended September 30, 2016 and 2015, respectively. Rent expense was $3,515,000 and $3,210,000 for the nine months ended September 30, 2016 and 2015, respectively.

Financing Obligation
During April 2015, the Company began to occupy additional office space constructed under a 15 year build-to-suit lease arrangement entered into in October 2013. During the construction of the facility, the Company concluded that it was the “deemed owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion of the construction, the Company was still considered to be the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs for the building were recorded to “Building, leased” within “Property and equipment, net” and the related financing obligation of $15,975,000 remained recorded as of September 30, 2016. The portion of the lease obligation allocated to the land is being treated for accounting purposes as an operating lease.
Future Minimum Lease Payments
Future minimum lease payments under non-cancelable lease agreements as of September 30, 2016 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2016 (remaining three months)	$817	$399	$1,216
2017	2,558	1,630	4,188
2018	2,063	1,679	3,742
2019	1,940	1,729	3,669
2020	1,915	1,781	3,696
Thereafter	10,817	19,362	30,179
Total minimum lease payments	$20,110	$26,580	$46,690

The remaining future minimum lease payments on the building, leased, include interest of $10,605,000 to be recognized over the remainder of the initial term of the lease agreement. A financing obligation of $15,975,000 remained recorded as of September 30, 2016.
Purchase Commitments

Future unconditional purchase commitments for software subscriptions and data center and communication services as of September 30, 2016 were as follows (in thousands):

Year Ending December 31,
2016 (remaining three months)	$1,013
2017	3,228
2018	2,863
2019	725
Total minimum purchase commitments	$7,829

Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

8. WARRANT
In connection with entering into a credit facility during the year ended December 31, 2010, the Company issued a warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock to the lender. The warrant was fully vested and exercisable upon issuance, had an expiration date in June 2020, and had an exercise price of $2.54 per share. During the year ended December 31, 2015, the exercise price for the warrant was modified to $1.732 per share. The impact of this modification was not material. Prior to the IPO, the warrant was required to be treated as a liability and recorded at estimated fair value, with changes in fair value at each reporting date recognized in the consolidated statements of operations, since the warrant was exercisable into conditionally redeemable shares of preferred stock. The change in the fair value of the warrant was $0 and $(25,000) for the three and nine months ended September 30, 2015, respectively, and was recognized in the condensed consolidated statements of operations. In connection with the IPO completed on June 24, 2015, the warrant to purchase 87,500 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 89,177 shares of Class B common stock with an aggregate exercise price of $151,603, and the related preferred stock warrant liability was reclassified to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The warrant was exercised on a net basis on July 24, 2015, which resulted in the issuance of 76,565 shares of Class B common stock.
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

Preferred Stock
Immediately prior to the completion of the IPO, all outstanding convertible preferred stock was converted and reclassified into 20,673,680 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 100,000,000 shares of preferred stock with a par value of $0.000004 per share. No shares of preferred stock were issued or outstanding as of September 30, 2016 and December 31, 2015.
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
2015 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (“2015 Plan”) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (“2009 Plan”).  As of September 30, 2016, there were 5,402,196 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2016, the number of shares available for issuance under the 2015 Plan was increased by 1,961,368 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of September 30, 2016, options to purchase 684,100 shares of Class A common stock and 718,153 restricted stock units (“RSUs”) which will be settled in shares of Class A common stock remained outstanding under the 2015 Plan.
The acquisition of Fitness Mobile Apps discussed in Note 4 included an obligation to issue up to 207,234 shares of the Company’s Class A common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and continuous employment with the Company. During the nine months ended September 30, 2016, this contingency was satisfied and 207,234 shares were issued pursuant to the 2015 Plan and were fully vested on February 22, 2016. The related stock-based compensation expense was recorded ratably over the respective service period that ended during the nine months ended September 30, 2016.

The 2015 Plan provides for the grant of non-statutory stock options, restricted stock awards ("RSAs"), RSUs, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Neither RSAs nor RSUs requires payment from the employee or service provider. Each RSA and RSU represents the right to receive one share of the Company’s Class A common stock upon vesting or settlement, as applicable. The RSUs generally vest over a period of approximately 4 years.  These awards are contingent upon the related employees’ continuous employment with us. As such, compensation expense is being recorded over the requisite service period of approximately 4 years.
2015 Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan (“2015 ESPP”) became effective on June 2, 2015. As of September 30, 2016, there were 898,194 shares of Class A common stock available for issuance under the 2015 ESPP. The number of shares available for sale under the 2015 ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2016, the number of shares available for issuance under the 2015 ESPP was increased by 392,273 shares of Class A common stock.
Under the 2015 ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The 2015 ESPP provides for 24 month offering periods. Each offering period will include purchase periods, which will be approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. The Company commenced its first offering period under the 2015 ESPP on June 18, 2015. Employees purchased 277,215 shares of Class A common stock for $3,040,000 under the 2015 ESPP during the nine months ended September 30, 2016.
2009 Stock Option Plan
The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of September 30, 2016, options to purchase 3,373,147 shares of Class B common stock remained outstanding under the 2009 Plan.
RSU and RSA Activity
A summary of the activity for the Company’s RSUs and RSAs is presented below (in thousands, except share numbers, per share amounts, and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance – December 31, 2015	—	$—		$—
Granted	937,863	13.74
Vested	(207,860)	12.92
Forfeited	(11,850)	13.84
Unvested balance – September 30, 2016	718,153	$13.97	3.8	$14,119
Expected to vest – September 30, 2016	679,139	$13.97	3.8	$13,352

As of September 30, 2016, there was a total of $8,955,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.4 years.

Stock Option Activity
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016 (in thousands, except share numbers, per share amounts, and contractual life years):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2015	4,311,463	$9.87	7.9	$22,709
Granted	612,144	13.89	9.4
Exercised	(679,175)	7.45	—
Forfeited or cancelled	(187,185)	12.68	—
Outstanding – September 30, 2016	4,057,247	$10.75	7.9	$36,161
Exercisable – September 30, 2016	2,089,327	$7.93	6.6	$24,514
Vested and expected to vest – September 30, 2016	3,988,909	$10.70	7.6	$35,755

Total intrinsic value of stock options exercised during the three and nine months ended September 30, 2016 was $5,196,000 and $6,389,000, respectively.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Company’s stock options:

	Nine Months Ended September 30,
	2016	2015
Expected term (in years)	5.8	5.8
Expected volatility	44% - 45%	45% - 46%
Risk-free interest rate	1.2% - 1.5%	1.4% - 1.8%
Dividend yield	0%	0%

As of September 30, 2016, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $11,618,134, which is expected to be recognized over a weighted-average period of 2.7 years.
Other Stock-Based Compensation
During the three months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of zero and $756,000, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $271,000 and $1,972,000, respectively, related to contingent bonuses to certain former employees of Fitness Mobile Apps payable in shares of the Company’s common stock for post-combination employment services.
There were no non-employee grants and, accordingly, no stock-based compensation expense associated with non-employee grants during the three and nine months ended September 30, 2016.
Total stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$231	$219	$666	$451
Sales and marketing	613	1,043	1,636	2,487
Research and development	490	288	1,456	546
General and administrative	975	735	2,848	1,766
Total stock-based compensation expense	$2,309	$2,285	$6,606	$5,250

10. INCOME TAXES
The Company recorded an income tax expense of $142,000 and $279,000 for the three and nine months ended September 30, 2016, respectively. This tax expense is largely attributable to the deferred tax liability associated with the amortization of intangible assets and foreign income taxes associated with the Company’s operations in the United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.
The Company’s effective federal tax rate for the three and nine months ended September 30, 2016 was negative 2.5 percent and negative 1.5 percent, respectively, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of Net Operating Losses (“NOLs”) in future periods if the ownership of the Company has changed more than 50% within a three-year period. During the year ended December 31, 2015, the Company completed an analysis under Code Section 382 through December 31, 2014, and determined that it experienced multiple ownership changes during this period. U.S. federal NOLs of approximately $430,000 are expected to expire unused due to limitations under Section 382 and, as such, have not been reflected in its NOLs. The Company’s ability to use NOL carryforwards may also be limited by Section 382 of the Code if it determines that the Company experienced an ownership change in connection with the IPO or as result of subsequent equity transactions. However, any limitations would not have impacted the results of its operations and cash flows because the Company has recorded a valuation allowance against its net deferred tax assets as of September 30, 2016 and December 31, 2015.
11. NET LOSS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(5,895)	$(9,628)	$(19,039)	$(34,452)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.25)	$(0.48)	$(1.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,965,454	39,181,118	39,708,257	21,976,654

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of September 30,
	2016	2015
Shares subject to outstanding stock options and employee stock purchase plan	4,093,778	4,519,766
Shares subject to outstanding restricted stock units	718,153	—
Total	4,811,931	4,519,766
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

Revenue
The following table presents the Company’s total revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription and services	$21,185	$15,965	$60,554	$44,346
Payments	13,484	9,539	38,540	26,840
Product and other	593	577	1,736	1,918
Total revenue	$35,262	$26,081	$100,830	$73,104

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$29,000	$21,843	$83,639	$61,160
Other	6,262	4,238	17,191	11,944
Total	$35,262	$26,081	$100,830	$73,104

Substantially all of the Company’s assets were attributable to operations in the United States as of September 30, 2016 and December 31, 2015.
13. RELATED-PARTY TRANSACTIONS
The Company incurred office repair, maintenance, building fixtures and other professional services expenses of $58,000 and $199,000 for the three and nine months ended September 30, 2015, respectively, with related parties.

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
Overview
We are the leading provider of cloud-based business management software for the wellness services industry and an emerging consumer marketplace, with over 58,000 local business subscribers on our platform in over 130 countries and territories. These subscribers provide a variety of wellness services to approximately 35 million active consumers as of September 30, 2016. We are also a leading payments platform dedicated to the wellness services industry. For the three months ended September 30, 2016 and 2015, approximately $2.1 billion and $1.7 billion in transaction volume occurred between consumers and subscribers within our marketplace, of which $1.6 billion and $1.3 billion flowed through our payments platform, respectively. This represents a $0.4 billion, or 23%, increase in transaction volume that occurred between consumers and subscribers within our marketplace and a $0.3 billion, or 26%, increase in transaction volume that flowed through our payments platform. For the nine months ended September 30, 2016 and 2015, approximately $6.4 billion and $5.2 billion in transaction volume occurred between consumers and subscribers within our marketplace, of which $4.7 billion and $3.7 billion flowed through our payments platform, respectively. This represents a $1.2 billion, or 22%, increase in transaction volume that occurred between consumers and subscribers within our marketplace and a $1.0 billion, or 28%, increase in transaction volume that flowed through our payments platform.
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

During the three months ended September 30, 2016 and 2015, our revenue was $35.3 million and $26.1 million, respectively, representing year-over-year growth of 35%. Our net loss was $5.9 million and $9.6 million during the three months ended September 30, 2016 and 2015, respectively. Our Adjusted EBITDA was negative $1.1 million and negative $5.1 million during the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, our revenue was $100.8 million and $73.1 million, respectively, representing year-over-year growth of 38%. Our net loss was $19.0 million and $26.3 million during the nine months ended September 30, 2016 and 2015, respectively. Our Adjusted EBITDA was negative $5.4 million and negative $15.5 million during the nine months ended September 30, 2016 and 2015, respectively.  For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.” During the nine months ended September 30, 2016 and 2015 approximately 83% and 84%, respectively, of our revenue came from the United States. Our employee headcount has increased to 1,344 employees as of September 30, 2016 from 1,235 as of September 30, 2015, of which approximately 26% are engaged in supporting existing subscribers and approximately 53% are engaged in increasing our subscriber base, growing our consumer brand or developing future products, as of September 30, 2016.
In this Quarterly Report on Form 10-Q, when we use the term "active consumers" as of a given date, we are referring to the estimated number of unique consumers of our subscribers' services who have used our platform to transact with our subscribers during the two years ending on such date.  While we do not directly monetize consumers of our subscribers' services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  For a discussion of risks related to our calculation of active consumers, see the section titled "Risk Factors - The number of actual consumers using our platform may be lower than the number we have estimated."
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for the Three Months Ended September 30,
	2016	2015
Subscribers (end of period)	58,566	48,650
Average monthly revenue per subscriber	$204	$182
Payments volume (in billions)	$1.6	$1.3
Dollar-based net expansion rate (end of period)	115%	119%

•
Subscribers. Subscribers are defined as unique physical business locations or individual practitioners who have active subscriptions to our platform as of the end of the period. We believe the number of subscribers is a key indicator of the growth of our platform. Growth in the number of subscribers depends, in part, on our ability to successfully develop and market our platform to local wellness businesses and their consumers who have not yet become part of our network. While growth in the number of subscribers is an important indicator of expected revenue growth, it also informs our management’s decisions with respect to the areas of our business that will require further investment to support expected future subscriber growth. For example, as the number of subscribers increases, we will need to increase the headcount in our customer support organization and increase our IT infrastructure capital expenditures to maintain the effectiveness of our platform and the performance of our software for our subscribers and their consumers. The number of subscribers increased as of September 30, 2016 compared to September 30, 2015, and we expect the number of subscribers to continue to increase in the future.  The growth rate of the number of subscribers declined for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and may continue to do so in the future as the size of our subscriber base increases and we make changes to our pricing and subscription offerings.

•
Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the period, divided by the number of months in the period. ARPS increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and we expect it to continue to increase in the future, although we expect the growth rate to fluctuate over time.

•
Payments Volume. We believe that payments volume is an indicator of the underlying current health of our subscribers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our subscribers and their consumers utilizing our payments platform. Payments volume increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and we expect it to continue to increase in the future.  The growth rate in payments volume declined for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and may continue to do so in the future due to the increasing base amount of payments volume.

•
Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a subscriber relationship. We can achieve this by focusing on delivering value and functionality that retains our existing subscribers and by expanding the revenue derived from our subscribers over the lifetime of the relationship by upselling the subscriber to higher priced subscription plans, through the utilization of our premium customer support offering, by increasing the value of transactions that our subscribers process through our payments platform, and through their subscriptions to our application programming interface, or API, and technology partners’ software offerings. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our subscribers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription and services and payments revenue for a set of subscriber accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription and services and payments revenue of our subscriber base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription and services and payments revenue of the same subscriber base included in our measure of base revenue at the end of the annual period being measured. We expect our dollar based net expansion rate to fluctuate over time.

Non-GAAP Financial Measure
Adjusted EBITDA
To provide investors with additional information regarding our financial results prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have presented Adjusted EBITDA, which is a non-GAAP financial measure defined by us as our net loss before stock-based compensation expense, depreciation and amortization, change in fair value of contingent consideration, change in fair value of preferred stock warrant, provision for income taxes, and other expense, net, which consisted of interest expense, net, and miscellaneous other expense, net. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(5,895)	$(9,628)	$(19,039)	$(26,338)
Stock-based compensation expense	2,309	2,285	6,606	5,250
Depreciation and amortization	2,013	1,808	5,671	4,657
Change in fair value of contingent consideration	—	—	—	(11)
Change in fair value of preferred stock warrant	—	—	—	25
Provision for income taxes	142	101	279	169
Other expense, net	351	355	1,091	724
Adjusted EBITDA	$(1,080)	$(5,079)	$(5,392)	$(15,524)
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative expenses, and the change in the fair value of contingent consideration.

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

Other Income and Expenses
Our other income and expenses line items consist of fair value re-measurement charges for our preferred stock warrant liability, interest expense, net, and other expense, net.

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

•
Interest expense, net. Interest expense, net consists primarily of the interest incurred on the financing obligation associated with the build-to-suit lease arrangement and interest earned on our cash and cash equivalent balances. Interest expense, net has not been material to our operations.We entered into a line of credit agreement in January 2015, and any future draws on this agreement will incur interest expense and result in increased interest expense in future periods.

•
Other expense, net. Other expense, net consists primarily of gains and losses on disposals of property and equipment, gains and losses from foreign currency transactions, and other income and expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$35,262	$26,081	$100,830	$73,104
Cost of revenue(1)	10,972	9,596	31,657	27,098
Gross profit	24,290	16,485	69,173	46,006
Operating expenses:
Sales and marketing(1)	14,599	12,389	41,534	33,926
Research and development(1)	7,747	6,012	22,758	16,213
General and administrative(1)	7,346	7,256	22,550	21,298
Change in fair value of contingent consideration	—	—	—	(11)
Total operating expenses	29,692	25,657	86,842	71,426
Loss from operations	(5,402)	(9,172)	(17,669)	(25,420)
Change in fair value of preferred stock warrant	—	—	—	(25)
Interest expense, net	(261)	(335)	(865)	(612)
Other expense, net	(90)	(20)	(226)	(112)
Loss before provision for income taxes	(5,753)	(9,527)	(18,760)	(26,169)
Provision for income taxes	142	101	279	169
Net loss	$(5,895)	$(9,628)	$(19,039)	$(26,338)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	31%	37%	31%	37%
Gross profit	69%	63%	69%	63%
Operating expenses:
Sales and marketing	41%	47%	41%	47%
Research and development	22%	23%	23%	22%
General and administrative	21%	28%	22%	29%
Change in fair value of contingent consideration	—%	—%	—%	—%
Total operating expenses	84%	98%	86%	98%
Loss from operations	(15)%	(35)%	(17)%	(35)%
Change in fair value of preferred stock warrant	—%	—%	—%	—%
Interest expense, net	(1)%	(1)%	(1)%	(1)%
Other expense, net	—%	—%	—%	—%
Loss before provision for income taxes	(16)%	(36)%	(18)%	(36)%
Provision for income taxes	(1)%	(1)%	(1)%	—%
Net loss	(17)%	(37)%	(19)%	(36)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$231	$219	$666	$451
Sales and marketing	613	1,043	1,636	2,487
Research and development	490	288	1,456	546
General and administrative	975	735	2,848	1,766
Total stock-based compensation expense	$2,309	$2,285	$6,606	$5,250

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$21,185	$15,965	$5,220	33%	$60,554	$44,346	$16,208	37%
Payments	$13,484	$9,539	3,945	41%	$38,540	$26,840	11,700	44%
Product and other	$593	$577	16	3%	$1,736	$1,918	(182)	(9)%
Total revenue	$35,262	$26,081	$9,181	35%	$100,830	$73,104	$27,726	38%

Revenue increased $9.2 million, or 35%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  Subscription and services revenue increased $5.2 million, or 33%, of which $4.2 million was due to a 20% increase in the number of subscribers to 58,566 as of September 30, 2016 from 48,650 as of September 30, 2015 combined with the impact of pricing increases and the impact of additional product offerings, and $0.9 million of which was due to an increase in revenue from arrangements with our API and technology partners.  Payments revenue increased $3.9 million, or 41%, primarily due to an increase in the volume of transactions processed by our subscribers, combined with the increase in the number of subscribers that utilize our payments platform.

Revenue increased $27.7 million, or 38%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Subscription and services revenue increased $16.2 million, or 37%, of which $11.5 million was due to a 20% increase in the number of subscribers to 58,566 as of September 30, 2016 from 48,650 as of September 30, 2015 combined with the impact of pricing increases and the impact of additional product offerings, and $4.1 million of which was due to an increase in revenue from arrangements with our API and technology partners.  Payments revenue increased $11.7 million, or 44%, primarily due to an increase in the volume of transactions processed by our subscribers, combined with the increase in the number of subscribers that utilize our payments platform.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$10,972	$9,596	$1,376	14%	$31,657	$27,098	$4,559	17%
Gross margin	69%	63%			69%	63%

Cost of revenue increased $1.4 million, or 14%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in cost of revenue was primarily attributable to a $0.9 million increase in personnel-related expenses and a $0.5 million increase in infrastructure costs due to an increase in headcount to support the growing number of subscribers. As of September 30, 2016, we had 490 employees dedicated to data center operations, global customer support and onboarding services as compared to 461 employees as of September 30, 2015.

Cost of revenue increased $4.6 million, or 17%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in cost of revenue was primarily attributable to a $3.4 million increase in personnel-related expenses and a $1.2 million increase in infrastructure costs due to an increase in headcount to support the growing number of subscribers.
The increase in gross margin, or gross profit as a percentage of revenue, during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily driven by growth in the number of subscribers and average revenue per subscriber, combined with our leveraging of our existing infrastructure to support the growth.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$14,599	$12,389	$2,210	18%	$41,534	$33,926	$7,608	22%

Sales and marketing expense increased $2.2 million, or 18%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in sales and marketing expense was primarily attributable to a $1.2 million increase in personnel-related expenses due to an increase in headcount and an expansion of our sales efforts to increase both the number of subscribers and average revenue per subscriber. The increase in sales and marketing expense was also attributable to a $0.7 million increase in promotional spending and a $0.3 million increase in miscellaneous sales and marketing expenses.

Sales and marketing expense increased $7.6 million, or 22%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in sales and marketing expense was primarily attributable to a $4.0 million increase in personnel-related expenses due to an increase in headcount and an expansion of our sales efforts to increase both the number of subscribers and average revenue per subscriber. The increase in sales and marketing expense was also attributable to a $2.8 million increase in promotional spending and a $0.8 million increase in miscellaneous sales and marketing expenses.

As of September 30, 2016, we had 500 employees dedicated to sales and marketing as compared to 434 employees as of September 30, 2015.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Research and development	$7,747	$6,012	$1,735	29%	$22,758	$16,213	$6,545	40%

Research and development expense increased $1.7 million, or 29%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in research and development expense was primarily attributable to a $1.5 million increase in personnel-related expenses. The increase in research and development expense was also attributable to a $0.2 million increase in outsourced development costs and miscellaneous expenses.

Research and development expense increased $6.5 million, or 40%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in research and development expense was primarily attributable to a $5.7 million increase in personnel-related expenses. The increase in research and development expense was also attributable to a $0.8 million increase in outsourced development costs and miscellaneous expenses.

As of September 30, 2016, we had 219 employees dedicated to research and development as compared to 218 employees as of September 30, 2015.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
General and Administrative	$7,346	$7,256	$90	1%	$22,550	$21,298	$1,252	6%

General and administrative expense increased $0.1 million, or 1%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due to an increase in personnel-related expenses.

General and administrative expense increased $1.3 million, or 6%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in general and administrative expense was primarily attributable to a $2.0 million increase in personnel-related expenses and corporate overhead costs incurred to support our growth, partially offset by a $0.7 million decrease in outsourced legal and professional fees.

As of September 30, 2016, we had 135 employees dedicated to general and administrative as compared to 122 employees as of September 30, 2015.
Other Expense, net, and Income Taxes Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Change in fair value of preferred stock warrant	$—	$—	$—	—%	$—	$(25)	$25	(100)%
Interest expense, net	(261)	(335)	74	(22)%	(865)	(612)	(253)	41%
Other expense, net	(90)	(20)	(70)	350%	(226)	(112)	(114)	102%
Provision for income taxes	(142)	(101)	(41)	41%	(279)	(169)	(110)	65%

The increase in interest expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to interest on the financing obligation associated with the build-to-suit lease arrangement. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Prior to our IPO, we financed our operations and capital expenditures primarily through proceeds from the private sales of preferred stock, including proceeds from the sale of $74.7 million of our Series F and G redeemable convertible preferred stock in the three year period ended December 31, 2014.  In June 2015, we completed our IPO in which we issued and sold 7,150,000 shares of our Class A common stock at a public offering price of $14.00 per share, resulting in aggregate proceeds of approximately $93.1 million, net of underwriters’ discounts and commissions but before deducting offering expenses of approximately $4.0 million.  As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $86.3 million and $93.4 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.
In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20 million for working capital and general business requirements. Borrowings under our loan agreement are available based on a percentage of our monthly recurring revenue for the previous three months. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate (3.50% as of December 31, 2015) plus 0.5%, or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. There are no prepayment penalties if we repay principal and interest prior to maturity. The credit facility is secured by substantially all of our corporate assets. We also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual property. We are also subject to certain reporting and financial performance covenants, which require us to meet certain revenue targets. We did not draw down any amounts under the loan agreement during the three months ended September 30, 2016.
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

The following table summarizes our cash and cash equivalents and our cash flows as of and for the periods presented:

	As of September 30,
	2016	2015
Cash and cash equivalents	$86,288	$100,110

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	(4,124)	(13,869)
Cash used in investing activities	(10,604)	(10,201)
Cash provided by financing activities	7,604	89,681

Operating Activities
During the nine months ended September 30, 2016, operating activities used $4.1 million, primarily as a result of our net loss of $19.0 million, partially offset by $13.1 million of non-cash charges and $1.8 million provided by the net change in operating assets and liabilities. The non-cash charges primarily consisted of $6.6 million of stock-based compensation expense and $5.7 million of depreciation and amortization expense. The net change in operating assets and liabilities was primarily a result of a $2.6 million increase in accounts payable, accrued expenses, and other liabilities and a $2.0 million increase in deferred revenue, which were partially offset by a $2.2 million increase in accounts receivable and a $0.6 million increase in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses, and other liabilities was due to the increase in headcount and the timing of payments to our vendors and employees.
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
Investing Activities
During the nine months ended September 30, 2016, investing activities used $10.6 million as a result of purchases of property and equipment of $6.5 million and cash paid to acquire a business of $4.1 million.
During the nine months ended September 30, 2015, investing activities used $10.2 million, primarily as a result of purchases of property and equipment of $8.0 million and cash paid to acquire a business of $3.0 million.
Financing Activities
During the nine months ended September 30, 2016, net cash provided by financing activities was $7.6 million, consisting primarily of the exercise of equity awards of $3.0 million and proceeds from our employee stock purchase plan of $4.9 million, which was partially offset by $0.3 million in repayments on financing and capital lease obligations.
During the nine months ended September 30, 2015, net cash provided by financing activities was $89.7 million, consisting of $93.1 million in proceeds from our initial public offering, partially offset by $3.3 million in payments of deferred offering costs.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under non-cancelable leases for our office space in San Luis Obispo, California and unconditional purchase commitments for software subscriptions and communication services. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements
As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2016 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K which was filed with the SEC on March 4, 2016.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
We have incurred a net loss in each year since our inception, including a net loss of $36.1 million, $24.6 million and $16.2 million in the years ended December 31, 2015, 2014 and 2013, respectively, and $19.0 million and $26.3 million in the nine months ended September 30, 2016 and 2015, respectively.  For the years ended December 31, 2015, 2014 and 2013, our revenue was $101.4 million, $70.0 million and $48.7 million, respectively, representing a 45% and 44% growth rate, respectively. For the nine months ended September 30, 2016 and 2015, our revenue was $100.8 million and $73.1 million, respectively, representing a 38% growth rate. We may not achieve similar revenue growth rates in future periods.
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

•	expenses related to international expansion in an effort to increase our subscriber base;

•	improving our technology infrastructure and hiring additional employees for our sales, operations and customer support teams;

•	strategic acquisitions;

•	sales and marketing expenses, including personnel costs and promotional spending; and

•	general and administrative expenses, including IT-related costs, legal, accounting and other expenses related to being a public company.
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
Our ability to attract new subscribers and increase revenue from existing subscribers depends in large part on our ability to enhance and improve our existing platform and to introduce new products and services, including products and services designed for a mobile user environment.  To grow our business, we must develop products and services that reflect the changing nature of business management software and expand beyond our core scheduling and point-of-sale functionality to other areas of managing relationships with our subscribers, as well as their relationships with consumers.  For example, in 2013, we expanded our platform to include MINDBODY Connect (now the MINDBODY app), and in 2015, we introduced MINDBODY Workplace and the MINDBODY Marketing Platform (now the MINDBODY Network), and began providing automated marketing functionality with our higher-priced subscriptions.  The success of these and any other enhancements to our platform depends on several factors, including timely completion, adequate quality testing and sufficient demand.  Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the market acceptance necessary to generate sufficient revenue.  If we are unable to successfully develop new products or services, enhance our existing platform to meet subscriber requirements or otherwise gain market acceptance, our business and operating results will be harmed.
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
Our payments platform is a core element of our business.  For the years ended December 31, 2015, 2014 and 2013, our payments platform generated 37%, 37% and 35% of our total revenue, respectively. For the nine months ended September 30, 2016 and 2015, our payments platform generated 38% and 37% of our total revenue, respectively. Our future success depends in large part on the continued growth and development of our payment processing activities.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.
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

Our payment processing platform is subject to U.S. and international rules and regulations, many of which are still developing.  If we fail to comply with such rules and regulations or if new laws, rules or practices applicable to payment systems restrict our ability to collect fees from our payment processing platform, our financial results could be materially and adversely effected.
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
Further, many foreign countries and governmental bodies, including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction.  These laws and regulations often are more restrictive than those in the United States.  Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area to the United States. On October 6, 2015, the European Union Court of Justice invalidated the U.S.-EU Safe Harbor Framework. Subsequently, the European Union and the United States announced the adoption of a new framework for trans-Atlantic data flows, the EU-U.S. Privacy Shield, on July 12, 2016. In September 2016, we applied for certification under the EU-U.S. Privacy Shield with the U.S. Department of Commerce and our application is pending its review. Some uncertainty remains as to whether the EU-U.S. Privacy Shield and other legal mechanisms for the lawful transfer of data from the European Union to the United States will withstand legal challenges, whether from national regulators or private parties. If our privacy and data policies and practices, are, or are perceived to be, insufficient or if our customers have concerns regarding the transfer of data from the European Union to the United States, customer demand for our platform could decline and our business could be negatively impacted.

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
HIPAA applies to covered entities (e.g., health plans, health care clearinghouses and most health care providers) and to “business associates” of covered entities, which include individuals and entities that provide services for or on behalf of covered entities pursuant to which the service providers may access protected health information, as well as subcontractors of business associates who may access such information.  We are a subcontractor to certain business associates of covered entities.  Under the current HIPAA regulations promulgated by the U.S. Department of Health and Human Services, if we experience a breach of patient information, the liability rules for business associates and business associates’ subcontractors could result in substantial financial and reputational harm to our business.
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
Our continued growth depends in part on the ability of our existing and potential subscribers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for our platform's continued performance.  We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, or other security related incidents.  For example, in 2011, we were subject to a denial-of-service attack that rendered our core software inaccessible for several hours.  In addition, from time to time we experience limited periods of server downtime due to server failure or other technical difficulties.  In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases due to, among other things, a growing number of subscribers and consumers originating from and demanding service in a greater number of countries.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, subscriber or consumer data may be permanently lost.  Moreover, our online subscription agreement includes a limited warranty that enables subscribers to be eligible for credits if cumulative service levels over a certain period of time drop below 99.90%.  If we experience significant periods of service downtime in the future, we may be subject to claims by our subscribers against these warranties.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing efforts and on our direct sales force to obtain new subscribers.  From September 30, 2015 to September 30, 2016, our sales and marketing organizations increased from 434 to 500 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  If our sales expansion efforts do not generate a significant increase in revenue, our business and future growth prospects could be harmed.

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
We have experienced rapid growth in our operations, number of subscribers, and employee headcount in recent periods.  In particular, we grew to 1,344 employees as of September 30, 2016 from 1,235 employees as of September 30, 2015, and have also increased the size of our subscriber base to 58,566 from 48,650 over the same period.  Moreover, in 2015 and 2016 we opened new sales and customer support offices, and we anticipate that we will continue to expand our operations and employee headcount in the near term, both domestically and internationally.  This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure.  Our success will depend in part on our ability to manage this growth effectively.  To manage the expected growth of our operations and personnel, we will need to scale our technology infrastructure and continue to improve our operational, financial and management controls, and our reporting systems and procedures.  Failure to effectively manage growth could result in difficulty or delays in onboarding new subscribers, declines in quality or subscriber satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties.  Any of these difficulties could adversely impact our business performance and operating results.
If we fail to effectively manage our growth in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
From September 30, 2015 to September 30, 2016, we increased the size of our workforce by 109 employees, and we expect to continue to increase our headcount as we expand our operations both in the United States and abroad.  We believe that our corporate culture fosters innovation, creativity and teamwork.  However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of such culture, and the failure to do so could adversely impact our ability to retain and attract the kind of employees necessary for our future success.  If we are unable to manage our anticipated growth and change in a manner that preserves the key aspects of our culture, the quality of our products and services may suffer, which could adversely affect our brand and reputation and harm our ability to retain and attract subscribers.
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

•
our revenues from technology and API partners have grown rapidly and, if our relationship with partners who contribute or have contributed more significantly to this growth or demand for products or services of these partners changes, this could adversely affect our revenue and results of operations;

•	some of our partners may use the insight they gain from integrating with our software and from information publicly available to develop competing products or product features; and

•	our partners may establish relationships with, or functionality to offer to, our subscribers that diminish or eliminate the need or desire for our API platform.
The number of actual consumers using our platform may be lower than the number we have estimated.
We estimate that approximately 35 million active consumers used our platform during the two years ended September 30, 2016. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
In the nine months ended September 30, 2016 and 2015, we derived 17% and 16%, respectively, of our revenue from subscribers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
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
We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including sales automation and pipeline management, billing and order management, customer support, access to our API, IT support, enterprise resource planning, payroll and financial accounting services.  If these services become unavailable due to extended outages or interruptions, security vulnerabilities or cyber-attacks, including prolonged denial-of-service attacks, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our platform and supporting and communicating with our subscribers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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

We have in the past completed acquisitions, and we may in the future acquire or invest in companies.  Such acquisitions and investments divert our management’s attention and may in some cases result in additional dilution to our stockholders.  In addition, we may be unable to integrate the acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
We have in the past acquired companies, including the recent acquisition of HealCode, and we may in the future evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future.  We also may enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
Our success and ability to compete depend in part upon our intellectual property.  We currently have thirteen pending patent applications, but there is no guarantee that such applications will result in issued patents.  We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, subscribers, partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.
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
Our independent registered accounting firm has not conducted an audit of our internal controls over financial reporting. However, in connection with past audits of our consolidated financial statements, we identified a material weakness in the design of our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2013 and 2014, we identified a material weakness related to the inadequate design and implementation of controls and procedures with respect to the identification of and evaluation of accounting for certain features, including the related fair value computation and accounting for transactions related to our redeemable convertible preferred stock.  Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2015 in accordance with the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of September 30, 2016, including our executive officers, employees and directors and their respective affiliates, collectively held approximately 83.6% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock.  These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes.  The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Significant individual holders of our Class B common stock include our chairman and chief executive officer, Richard Stollmeyer.  If, for example, Mr. Stollmeyer retains a significant portion of his holdings of shares of our Class B common stock for an extended period of time, he could control a significant portion of the voting power of our capital stock for the foreseeable future.  In addition, Mr. Stollmeyer is one of two holders of an irrevocable proxy to vote certain shares of our Class A common stock and Class B common stock held by certain of our stockholders. As a board member, Mr. Stollmeyer owes a fiduciary duty to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Stollmeyer is entitled to vote his shares in his own interest, which may not always be in the interests of our stockholders generally.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2016, we had 26.8 million shares of Class A common stock and 13.7 million shares of Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act and subject in some cases to our insider trading policy.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2016, we completed the acquisition of substantially all of the assets of HealCode LLC, or HealCode, and issued 28,959 shares of our Class A common stock to HealCode as part of the transaction consideration.

The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance of the shares of our Class A common stock to HealCode in accordance with the terms and subject to the conditions set forth in the asset purchase agreement was made in reliance on the private offering exemption of Section 4(2) of the Securities Act of 1933, as amended, based on the following factors:  (i) the number of offerees, (ii) the absence of general solicitation, (iii) investment representations obtained from HealCode, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the book-entry position reflecting the securities.

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

MINDBODY, INC.

Date: November 10, 2016	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Brett White
Brett White
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	First Amendment to Employment Agreement between the Registrant and Robert Murphy.	8-K	001-37453	10.1	July 27, 2016
10.2+	Separation Agreement and Release between the Registrant and Robert Murphy.	8-K	001-37453	10.1	August 11, 2016
10.3+*	Employment Agreement between the Registrant and Kunal Mittal.
10.4+*	Amendment No. 1 to Employment Agreement between the Registrant and Kunal Mittal.
10.5*	Second Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank, dated as of January 29, 2016.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________

+	Indicates management contract or compensatory plan.

*	Filed herewith.

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