Form 10-K
period 2016-12-31
MINDBODY, Inc.
filed 2017-03-01
CIK 1458962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of shares of Class A common stock and Class B common stock held by non-affiliates of the registrant was approximately $404,840,000.
As of February 24, 2017, the registrant had 33,211,750 shares of Class A common stock, and 7,651,713 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held in 2017.  Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern, among other things, our expectations, strategy, plans or intentions. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

•
our future financial performance, including expectations regarding trends in revenue, cost of revenue, operating expenses, other income and expenses, income taxes, subscriber growth, average monthly revenue per subscriber, payments volume, and dollar-based net expansion rate;

•	our ability to further develop strategic relationships, including our ability to increase our revenue from our API and technology partners;

•	our ability to strengthen and maintain our partnerships with our payment processors;

•	our ability to achieve positive returns on investments;

•
our plans to further invest in and grow our business, including investment in research and development, sales and marketing, the development of our customer support teams, and our data center infrastructure, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;

•	the effects of seasonal trends on our operating results;

•	the sufficiency of our efforts to remediate our past material weaknesses;

•	our ability to attract and retain senior management, qualified employees and key personnel;

•	our ability to successfully identify, acquire and integrate companies and assets;

•	our ability to successfully enter new vertical and geographic markets and manage our international expansion; and

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. The outcomes of the events described in these forward-looking statements are subject to substantial risks, uncertainties and other factors described in Part I, Item 1A, Risk Factors, and elsewhere, in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
Item 1. Business.
Overview
We are the leading provider of cloud-based business management software for the wellness services industry and a growing consumer brand, with more than 60,000 local business subscribers on our platform in more than 130 countries and territories. These subscribers provide a variety of wellness services to over 30 million active consumers as of December 31, 2016. Our integrated software and payments platform helps business owners in the wellness services industry run, market and build their businesses. We also help consumers more easily discover, evaluate, engage and transact with these businesses via the web, social sites and mobile devices.
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
Integrated Software and Payments Platform
Our platform is continuously evolving to help our subscribers simplify the way they run their businesses, attract, engage and retain more consumers, increase their revenues, and focus more on what they love to do – improving people’s lives.  We have developed this platform with powerful functionality that addresses key aspects of operating a wellness business, including:

•
Client Scheduling and Online Booking.  Our subscribers can give their consumers the opportunity to book their next visit wherever and whenever it is most convenient, whether through subscribers’ websites, social media pages, or mobile applications like the MINDBODY app or the subscribers' own custom branded app.  We offer robust features that enable all four different types of scheduling that wellness businesses typically encounter:

◦
Appointments.  One-on-one appointments typically require preparation time before the appointment as well as off-boarding time after the appointment.  Our software can manage practitioner availability as well as gaps between appointments in a time-efficient manner.

◦
Open classes.  Open classes offer reserved or drop-in attendance on a first-come, first-served basis.  Our software can transact at different price points, send automatic check-in and cancellation confirmations, and manage waitlists to optimize capacity utilization.

◦
Enrollments and workshops.  Enrollments and workshops are pre-registered events or series of classes with the same group of attendees.  Our software offers the ability to set separate pricing outside of pre-paid packages and track absences, make-ups and various payment plans.

◦
Resource scheduling.  To effectively manage their day-to-day business, wellness service providers need to manage and allocate their equipment and facilities.  Our software can easily track, manage and allocate equipment and facilities for the classes and services these businesses provide.

•
Staff Management.  With our staff and resource scheduling software features, subscribers can keep their entire staff schedule in one place, allowing them to manage staff availability, hours, substitutions, commissions and other compensation, all of which can be easily linked to payroll records.

◦
Staff Tracking.  Subscribers can assign tasks, follow up and send notifications via the staff dashboard.  By giving each staff member a unique login, subscribers can allow staff members to update their own availability on a single, unified schedule.  Moreover, subscribers can have staff clock in and out through our platform so their work hours and gross wages can be tracked automatically.  In addition, variable compensation including compensation based on classes and appointments delivered, or sales commissions earned, can be managed through our platform.

◦
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

◦
Client Tracking.  Subscribers can maintain a comprehensive client profile, including contact information, photos, birthdays, preferences, purchase and visit histories, payment information and future schedules.  Subscribers can also track the sales cycle and conversion of prospective clients.  Clients can create and manage their own accounts with their preferred service providers, allowing them to browse products and services and make purchases from mobile devices and the web.

◦
The MINDBODY Network.  Subscribers can opt in to this fee-based marketing platform (formerly the Marketing Platform) to feature their introductory offers (typically valid for a single-purchase) on the MINDBODY app and/or feature their services through third-party partner applications or websites, expanding their online presence to reach more prospective customers.

◦
Email Marketing.  Subscribers can utilize our platform to send broad or targeted email marketing campaigns. They also have the option to sync to a third-party account with our platform, and create email lists that update automatically whenever client contact information changes in their site.

◦	Loyalty Programs. To reward consumers, subscribers can build a point-based client loyalty program, and set point values and minimum redemption requirements.

◦	Promotions. Subscribers can set up promotions to attract new consumers and give current ones an incentive to try something new.

◦
Automation.  Subscribers can send automated text message alerts, push notifications and reminders to consumers about upcoming classes, appointments and more.  Further automation examples include sending purchase receipts directly to consumers’ email addresses, receiving notifications when consumers book, confirm or cancel appointments, tracking online orders as they come in, and printing packing slips automatically as well as printing sign-in sheets for class, or using a tablet to set up a self-check-in station.

◦
Memberships.  Subscribers can manage membership contracts and waivers, collect membership fees automatically through recurring payments, offer special discounts for products and services as well as create membership tiers to extend rewards and perks to their most loyal consumers.

•
Integrated Payment Processing.  We offer our subscribers integrated payment processing solutions with our software at competitive rates.  The integration between point-of-sale and payment processing saves our subscribers time by eliminating the need for error-prone manual reconciliations.  In addition, our integrated payments platform allows for convenient and secure storage of consumer credit card information, which allows for seamless online bookings, recurring membership payments through our business management software and online store purchases through our subscribers’ websites, the MINDBODY app or third-party partner sites included in the MINDBODY Network.

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

◦
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

◦
Inventory.  Subscribers can set inventory re-order points, automatically generate purchase orders and easily log arriving inventory.  As a result, subscribers can more efficiently manage availability, calculate gross margin and monitor inventory shrinkage, among other benefits.

◦
Payments.  Subscribers can accept several types of cash or non-cash equivalent payment methods, including ACH, debit and credit cards.  They can also set up payment plans and schedule recurring payments automatically from securely stored credit cards on file. Our payments platform provides instant authorization and nightly settlement of credit card, debit card and ACH transactions.  Once a sale is complete, staff can void, edit or return the sale, and all of these changes are recorded in an auditable fashion.  All consumer payment information is protected behind PCI Level I Data Security Standards, the most rigorous credit card certification standard available.

•
Analytics and Reporting.  We track key information that helps subscribers achieve their business goals, including revenue growth, contribution margin of classes, consumer retention rates, referral sources, return on investment for consumer retention campaigns and practitioner performance based on consumer loyalty and reviews by class or type of service.  Our platform also generates reports that help our subscribers allocate their resources, set budgets and measure their performance against goals.  Subscribers are empowered to identify trends and opportunities for improvement in their businesses by leveraging the following analytics and marketing tools:

◦	Last Visit and No Return. Subscribers can pull the list of consumers who have not come back to the business for a given period of time designated by the subscriber.

◦	Best Sellers. Subscribers can view best-selling products and services, as well as profit margins.

◦	Cancellations and No Shows. Subscribers can check which consumers cancel or do not arrive for a scheduled visit, charge cancellation fees, or suspend consumer scheduling privileges.

◦	Referral Sources. Subscribers can gain valuable insights into their most effective marketing channels for attracting new consumers.

◦	Sales Forecast. Subscribers can forecast future sales revenue based on current prospects.

◦	Attendance with Revenue. Subscribers can break down revenue by each client visit, staff person, type of service and date.

◦	Attendance Analysis. Subscribers can compare consumer attendance levels across hours in a day as well as days in a week.

◦	Gross Margin. Subscribers can see the gross margin for each product and service.

◦	Promotions. Subscribers can tie every redeemed promotion code back to the client who used it, or analyze the overall success of any promotion effort.

◦	Account Balances. Subscribers can make account balance inquiries for any given consumer, and create a statement for consumers with negative balances.

◦	Retention. Subscribers can check client retention rate overall, or by individual staff member.

◦	Memberships and New Members. Subscribers can monitor consumer membership activity including new, renewing, canceling, active and inactive members as well as revenue associated with types of members.

◦	Commission. Subscribers can manage commissions earned by and payable to their staff.

◦	Transactions. Subscribers can sort all past transactions by what has settled, or is pending, voided, and returned.

◦
Client Acquisition Dashboard.  At a glance, subscribers can attribute new consumers to various acquisition channels.  Subscribers can track purchases made by these new consumers and how much revenue each consumer has generated since that first purchase.  Subscribers can also track which consumers purchased specific intro offers as well as the reviews generated about their business in the MINDBODY app.

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

•
Branded web. Our branded web solution (formerly HealCode) gives our subscribers the ability to embed their MINDBODY class and appointment schedules within their web and social sites, creating a seamless and branded online experience for their customers.

•	Mobility. Our platform enables our subscribers to manage their operations anytime and anywhere via a number of mobile devices and operating systems, including Mac, iOS, Android and Windows.

◦
MINDBODY Express.  MINDBODY Express is our native business-subscriber facing mobile app that enhances our core offering by allowing our subscribers to easily run their business, book consumers and sell products and services while on the go.

◦	Branded Mobile App. Our branded mobile app offering (formerly MINDBODY Engage) allows our subscribers to have their own native apps to create a unique branded experience for their consumers.

◦
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

•
Integration with Other Cloud-based Partners.  Our platform can be integrated with other cloud-based software that our subscribers may be using for critical business management tasks to extend the capabilities of our platform within a variety of focus areas such as automation, marketing, accounting, mobile and social.

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

The MINDBODY App
The MINDBODY app is our consumer-facing mobile app that lets consumers have a unified account with a single login to manage all aspects of their wellness activities with multiple MINDBODY subscribers.  Consumers can discover local wellness services using a geo-located map function, view class and appointment descriptions, schedules and real-time availability, read practitioner biographies and user reviews written by consumers who have actually received the service, and then book and pay for their desired services in a few taps from their mobile devices.  Through the app, consumers can also receive appointment reminders and check in to classes before they arrive, receive real-time updates regarding changes in class schedules and access their account profile to review their class visit and payment history. The MINDBODY app also surfaces our subscribers’ introductory offers through a recommendation engine that considers a user’s prior history and preferences, and uses their location to make targeted recommendations.
The MINDBODY Network
The MINDBODY Network is a fee-based marketing platform that connects our subscribers with local consumers via the MINDBODY app and third-party partner applications or websites. Subscribers who opt in to the MINDBODY Network receive greater exposure through additional promotion of their intro offers or deals on various screens throughout the MINDBODY app, as well as featured placement on third-party partner apps and/or websites.
MINDBODY API Platform and Partner Ecosystem
We have enabled a rich partner ecosystem that extends the value of our software and payments platform in powerful ways.  Our partners have built applications that supplement our capabilities in areas such as marketing automation, accounting, loyalty, mobile and social interactions.  Several of these partners have created significant consumer-facing businesses that rely on our unique inventory of classes, scheduling and payments capabilities.  All of this is enabled by our APIs, to which we grant access to approved developers and partners.  We also integrate with partners that provide email marketing, customer survey, events management and other functionality to augment the capabilities of our platform for the benefit of our subscribers.

Software Subscription Levels
Because each of our subscribers is unique and at a different stage of their respective professional journey, our software subscriptions are provided on a tiered pricing model based upon different software functionality levels—Starter, Pro, Accelerate and Ultimate.  Each of these levels has been carefully crafted to meet our subscribers’ differing needs and levels of complexity, giving them appropriate functionality to optimize their business.

STARTER	PRO	ACCELERATE	ULTIMATE
Get basic features for managing your schedule, selling services and streamlining tasks.	Power your business with features that identify growth opportunities and expand your services.	Expand your reach and increase engagements with advanced retention and marketing tools.	Elevate your brand with custom mobile apps, extensive analytics and enterprise-grade features.
Key Features: • Full listing in the MINDBODY app • Express app + web software • Unlimited practitioner profiles and payroll • Appointment and class scheduling • Track pay, tips and commissions • Ability to sell services, products and gift cards • Consumer profiles • Google Calendar integration	**Key Features:** All Starter features, plus: • Subscriber-branded web tools • Full staff management • Four mode scheduling • Full consumer CRM • Promotions and loyalty rewards tracking • Advanced analytics	**Key Features:** All Pro features, plus: • Advanced marketing dashboard • Mobile analytics dashboard • Automated consumer retention and win-back campaigns • 2-way SMS confirmations • Marketing analytics • Custom API access	**Key Features:** All Accelerate features, plus: • Subscriber-branded mobile app • Unlimited access to MBU on Demand business courses

With MINDBODY Integrated Payments, all Software Levels gain:

- Integrated point of sale credit and debit card acceptance from smartphone, iPad, MacOS and PC
- Full online and mobile book + pay capabilities
- Fully integrated online store
- Consumer booking and e-commerce payments from the MINDBODY app mobile interface
- Securely stored credit/debit cards and ACH for automated recurring billing
- Automatic nightly settlement with audit trail to sales records

Subscriber Services and Support
We have multiple teams within our customer support organization dedicated to maintaining a high level of subscriber satisfaction, including onboarding, data conversion and import, direct technical support, self-service, client care and client success.  Our operations are structured with the subscriber experience in mind, and we strive to create a smooth process for our subscribers.  We believe that providing a premium level of support to our subscribers is critical to enhancing our brand as a superior provider of business management software for the wellness services industry.

•
Subscriber Onboarding.  We typically board new subscribers with live training sessions delivered via telephone and web conference.  These trainings are supplemented by self-service setup checklists, online help materials and webinars.

•
Ongoing Subscriber Support.  Inclusive with our base subscription fees, we offer 24/7 customer service and support via phone, chat, emails, and self-help knowledge centers. All customer service and support is provided by our in-house personnel who are invested in MINDBODY’s core values and closely connected to our Product, Technology and Experience team.  We have not outsourced our customer service.

•
Professional Services.  Our premium support services enable subscribers to access dedicated, advanced product and business operations support from software and business experts.  This service is usually chosen by our higher-end small businesses and multi-location chains or franchises.

•
MINDBODY University.  MINDBODY University is a multi-day advanced subscriber education event held multiple times per year in various destination locations around the world (e.g., London, New York, San Diego and Sydney).  This high-impact business conference teaches advanced software skills and best business practices that help subscribers increase revenues and improve their bottom line. In addition, for a monthly fee (included with the Ultimate software tier), subscribers have unlimited, online access to recorded business management material derived from our MINDBODY University courses.

•
BOLD Conference.  We provide our subscribers with a two-day annual user conference where they can learn best business practices and participate in networking opportunities designed to help fuel their business growth and success.  Program sessions typically include key topics needed to thrive within the competitive wellness industry market – from the latest trends in consumer marketing and social media, to selling strategies and strategic business partnerships – taught by MINDBODY team members, industry experts and fellow MINDBODY subscribers.

•
Hardware & Merchandise.  We offer point-of-sale hardware, such as cash drawers, receipt printers and bar code scanners, as well as branded key chain tags and gift cards our subscribers may require.  We also offer smartphone and tablet credit card readers.

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

•
Increased Growth in Client Base and Revenue.  We help our subscribers increase their consumer base by taking advantage of a free listing on the MINDBODY app, making them visible to a larger pool of consumers.  Subscribers who choose to opt in to the fee-based MINDBODY Network receive greater exposure through additional promotion of their introductory offers or deals on various screens throughout the app, as well as featured placement on third-party partner apps and/or websites. Moreover, by having the ability to send reminders, promotions and special offers via email, text, push or in-app notifications to consumers based on a record of their past interactions, subscribers can increase their consumer engagement and loyalty.  We also help subscribers sell their products and services through a variety of channels – an online store, their website, social sites, or the MINDBODY Network, thus helping them to increase their revenue opportunities.

Benefits to consumers:

•
Convenient Single Interface for a Variety of Wellness Services.  We offer consumers a single platform to discover, evaluate and book wellness services.  Our subscribers include a large variety of wellness businesses such as fitness studios, yoga, Pilates, massage, salons, and spas. We provide convenient “one-stop-shop” access to our subscribers’ wellness services through a variety of interfaces, including subscriber websites, social media sites, and branded apps, as well as searchable platforms like the MINDBODY app and third-party sites.  In addition, reviews on our platform can only be written by consumers who have actually participated in a class or used a service.  As a result, consumers are able to access credible reviews that provide a basis for informed decisions.

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

Competition
The market for business management software and payments solutions for wellness businesses is highly competitive, fragmented and rapidly evolving due to technological innovations.  We believe our competitors fall into the following primary categories:

•	On-premise software providers and small cloud-based providers that typically focus on a specific vertical within the wellness services industry;

•	Cloud-based software providers that offer generic scheduling tools with minimal customization by vertical; and

•	Payments services providers that offer basic scheduling tools.

In addition, for some small to medium-sized organizations, we compete with basic productivity tools that these organizations have adapted for scheduling and business management uses, including desktop applications (e.g., Microsoft Office, Google Docs), pen and paper, and spreadsheet tools for tracking and management purposes.
The principal competitive factors in our market include:

•	Industry expertise

•	Depth of product functionality and ease of use

•	Brand recognition and reputation

•	Ability to drive consumer demand via a large and rapidly growing consumer network

•	24/7 customer service

•	Price, especially for entry-level products

•	Product extensibility via APIs

•	Partnerships and integrations with major consumer brands

•	Integration with mobile devices

•	Payment processing integration

•	Marketing capabilities and analytics

•	Strong company culture

•	Security and reliability

•	Global presence
We believe that we compete favorably on the factors described above.  However, some of our competitors have greater financial, technical and other resources, greater name recognition and larger sales and marketing budget; therefore, we may not always compare favorably with respect to some or all of the factors above.
Our Technology
We have developed our proprietary technology platform over the last decade, with a focus on delivering industry-leading breadth and flexibility of functionality.  Our platform is built API-first with a service-oriented multi-tenant architecture, making it fully extensible to our business and consumer web and mobile applications, as well as complementary technology partner integrations.  Maintaining the integrity and security of our technology platform is mission critical to our business and our subscribers’ success.

•
Reliable.  Our platform is engineered to provide high reliability and availability.  Our agreements with subscribers typically provide for a limited warranty relating to service level commitments. In certain circumstances, our subscribers may be eligible for credits if we are unable to meet these service level commitments. Our infrastructure is hosted in two dual redundant Tier 4 (the highest rating available) data centers separately located in North America.  Our network operations center provides 24/7 monitoring of hundreds of sensors on all systems, including global synthetic and real user monitoring to ensure we have complete visibility into our platform and are able to instantly respond to any potential service issue.

•
Secure.  Our platform hosts a large quantity of subscriber data and processes a large volume of business-to-consumer transactions.  We therefore maintain a comprehensive security program designed to help safeguard the confidentiality, integrity and availability of our subscribers’ data, which includes both organizational and technical control measures.  Our platform includes a host of third-party encryption, malware prevention, firewall and intrusion detection, data loss detection and patch management technologies to protect and maintain all systems.  We routinely audit and review our security program.  In addition, we regularly obtain third-party security audits of our technical operations and procedures covering data security to include the PCI-DSS, as well as Statement on Standards for Attestation Engagements No. 16, or SSAE 16, and Service Organizations Controls 2, or SOC 2, Type I Attestation.

•
Scalable.  We have developed a robust and scalable platform that processes millions of queries per day. By leveraging best-in-breed technology components, server virtualization, and a service-oriented architecture, we believe we can seamlessly scale our compute and storage capacity.

Our Subscribers
We have a diverse subscriber base with over 60,000 subscribers located in over 130 countries and territories across a variety of industries within the wellness services industry.  No single subscriber represented more than 10% of our total revenue in any of fiscal 2016, 2015 or 2014.
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
As of December 31, 2016, we had 1,350 employees.  None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement.  We have never had a work stoppage, and we consider our relationship with our employees to be good.
Sales and Marketing
We deploy a direct sales approach driven by an outbound tele-sales team located primarily in San Luis Obispo, California with several regional offices throughout the United States, and locations in the United Kingdom and Australia.  Our sales team qualifies and manages prospective and current subscribers, aiming to initiate, retain, and expand their use of our platform over time.  Our sales team partners with sales operations specialists to provide consultation and product demonstration to prospects to accelerate the onboarding of new subscribers.
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
Our sales prospecting, lead qualification and lead development functions are performed by sales development representatives, and sales associates of which the majority work part-time schedules.  Our sales and marketing headcount as of December 31, 2016 was 493.  Our sales and marketing expenses were $56.5 million, $46.3 million and $30.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
As of December 31, 2016, we had 222 employees in our research and development organization, which is based primarily in San Luis Obispo, California.  Our research and development expenses were $30.3 million, $23.1 million, and $16.2 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
Intellectual Property
We rely on a combination of trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We have also developed a patent program and a strategy to identify, apply for, and secure patents for innovative aspects of our platform and technology.  We have seven U.S. patent applications pending.  We also have six pending patent applications in jurisdictions outside of the United States.  We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
We actively pursue registration of our trademarks, logos, service marks, and domain names in the United States and in other key jurisdictions.  We are the registered holder of a variety of U.S. and international domain names that include the term MINDBODY and similar variations.  We use several trademarks or registered trademarks for our products and services, including “MINDBODY,” and several logos and images, such as the Enso logo, as well as the slogans “LOVE YOUR BUSINESS,” “BOOK YOUR BEST DAY. EVERY DAY." and "CONNECTING THE WORLD OF WELLNESS."
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
Corporate Information
We were organized as a California limited liability company in February 2001 and converted into a California corporation in October 2004. We were reincorporated in Delaware in March 2015. Our principal executive offices are located at 4051 Broad Street, Suite 220, San Luis Obispo, California 93401, and our telephone number is (877) 755-4279. Our website address is https://www.mindbodyonline.com, and our investor relations website is investors.mindbodyonline.com.  Information contained on, or that can be accessed through, our website, does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Unless expressly indicated or the context requires otherwise, the terms “MINDBODY,” “company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to MINDBODY, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The Enso design logo, “MINDBODY,” as well as the slogans “LOVE YOUR BUSINESS,” “BOOK YOUR BEST DAY. EVERY DAY.” and "CONNECTING THE WORLD OF WELLNESS" are trademarks or registered trademarks of MINDBODY.  Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The public may obtain these filings at the Securities and Exchange Commission’s, or SEC, Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website located at investors.mindbodyonline.com. Press releases and corporate governance information, including our board committee charters, code of business conduct and ethics, and corporate governance guidelines, are also available on the investor relations page of our website.

Executive Officers of MINDBODY
The following table provides information regarding our executive officers as of February 24, 2017:

Name	Age	Position
Richard Stollmeyer	51	President, Chief Executive Officer and Chairman of the Board of Directors
Brett White	54	Chief Financial Officer and Chief Operating Officer
Kimberly Lytikainen	50	Chief Legal Officer, Secretary and Compliance Officer
Kunal Mittal	38	Chief Technology Officer
Bradford Wills	40	Chief Strategy Officer

Richard Stollmeyer. Mr. Stollmeyer is one of our founders and has served as our President and Chief Executive Officer and as Chairman of our board of directors since October 2004. Mr. Stollmeyer holds a B.S. degree in Political Science and Russian Language, with a concentration in International Relations, from the United States Naval Academy.
Brett White. Mr. White has served as our Chief Financial Officer since July 2013 and our Chief Operating Officer since July 2016. From January 2008 to July 2013, Mr. White served as Chief Financial Officer at Meru Networks, Inc., a provider of Wi-Fi solutions. From November 2005 to December 2007, Mr. White served as Chief Financial Officer at Fortinet, Inc., a provider of network security solutions. Mr. White holds a B.A. degree in Business Economics from the University of California, Santa Barbara.
Kimberly Lytikainen. Ms. Lytikainen has served as our Chief Legal Officer since January 2017, our corporate Secretary since March 2015, and our Compliance Officer since June 2015. Ms. Lytikainen previously served as our General Counsel from July 2014 through December 2016. From June 2013 to July 2014, Ms. Lytikainen served as Associate General Counsel at Pivotal Software, Inc., a provider of computer software and services. From April 2006 to June 2013, Ms. Lytikainen served as Vice President, Assistant General Counsel at NVIDIA Corporation, a visual computing company. Ms. Lytikainen holds a B.A. degree in Political Science and Government from Florida State University, and a J.D. degree from Loyola Law School, Loyola Marymount University.
Kunal Mittal. Mr. Mittal has served as our Chief Technology Officer since June 2016. From November 2015 to May 2016, Mr. Mittal served as our Senior Vice President of Technology. From July 2008 to November 2015, Mr. Mittal served as Executive Director of Enterprise Technologies at Sony Pictures Entertainment Inc., a global entertainment company. Mr. Mittal holds a B.S. degree in Computer Science from Beloit College and an M.S. degree in Software Engineering from Walden University.
Bradford Wills. Mr. Wills has served as our Chief Strategy Officer since November 2014. From May 2013 to November 2014, Mr. Wills served as our Senior Vice President of Corporate Development. From July 2006 to May 2013, Mr. Wills served as Vice President, Corporate Development, Mergers and Acquisitions at Active Network, a software-as-a-service company. Mr. Wills holds a B.S. degree in Finance and International Business from Georgetown University and an M.B.A. degree from the University of Texas at Austin.
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
We have incurred a net loss in each year since our inception, including a net loss of $23.0 million, $36.1 million and $24.6 million in the years ended December 31, 2016, 2015 and 2014, respectively.  For the years ended December 31, 2016, 2015 and 2014, our revenue was $139.0 million, $101.4 million and $70.0 million, respectively, representing a 37% and 45% growth rate, respectively. Our historical revenue growth rates are not necessarily indicative of future growth, and we may not achieve similar revenue growth rates in future periods.
We have expended and expect to continue to expend financial and other resources on, among other things:

•
continuing the development of our platform, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability and security of our platform;

•	expenses related to international expansion in an effort to increase our subscriber base;

•	improving our technology infrastructure and hiring additional employees for our sales, operations and customer support teams;

•	sales and marketing expenses, including personnel and lead generation expenses;

•	general and administrative expenses, including legal, accounting and other expenses related to being a public company; and

•	strategic acquisitions.
If we expend more resources on growing our business than currently anticipated or if we encounter unforeseen operating expenses, difficulties, complications, and other unknown factors, we may not be able to achieve or sustain profitability and our operating results and business would be harmed.
If we fail to increase market acceptance of our platform, enhance and adapt this platform to changing market dynamics and subscriber preferences, or keep pace with technological developments, our business, results of operations, financial condition and growth prospects would be adversely affected.
We derive, and expect to continue to derive, a majority of our revenue and cash inflows from our integrated cloud-based business management software and payments platform for the wellness services industry.  As such, market acceptance of this platform is critical to our success.  Our ability to attract new subscribers and increase revenue from existing subscribers depends in part on our ability to enhance and improve our existing platform and to introduce new features, products and services, including features, products and services designed for a mobile user environment.  Demand for our platform is affected by a number of factors, many of which are beyond our control, such as the timing of development and release of new products, features and functionality by our competitors, technological change and growth or contraction in our addressable market.
To grow our business, we must develop features, products and services that reflect the changing nature of business management software and expand beyond our core scheduling and point-of-sale functionality to other areas of managing relationships with our subscribers, as well as their relationships with their consumers.  For example, in 2013, we expanded our platform to include MINDBODY Connect (now the MINDBODY app), and in 2015, we introduced the MINDBODY Marketing Platform (now the MINDBODY Network), and began providing automated marketing functionality with our higher-priced subscriptions.  The success of these and any other enhancements to our platform depends on several factors, including timely completion, adequate quality testing and sufficient subscriber or consumer demand.  Any new feature, product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the market acceptance necessary to generate sufficient revenue.  If we are unable to successfully develop new features, products or services, meet the demands of our subscribers for features, products and services that meet their business needs and are easy to use and deploy, or enhance our existing platform to meet subscriber requirements, our ability to achieve widespread market acceptance of our platform will be undermined, and our business, results of operations, financial condition and growth prospects will be adversely affected.

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
The vast majority of our subscription revenue is derived from subscriptions to our platform that have monthly terms.  For us to maintain or improve our operating results, it is important that our subscribers renew their subscriptions each month.  Our retention rate may decline or fluctuate as a result of a number of factors, including our subscribers’ satisfaction with our platform, our customer support, our prices, the prices of competing software systems, system uptime, network performance, data breaches, mergers and acquisitions affecting our subscriber base, the effects of global economic conditions and the strength of our subscribers' businesses.  If our subscribers do not renew their subscriptions or renew but shift to lower priced software subscriptions, our revenue may decline and we may not realize improved operating results from our subscriber base.
If our network or computer systems are breached or unauthorized access to subscriber or consumer data is otherwise obtained, our platform may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, and we may incur significant liabilities.
Use of our platform involves the storage, transmission and processing of our subscribers’ proprietary data, including personal or identifying information regarding their consumers or employees.  Unauthorized access to or security breaches of our platform could result in the loss of data, loss of intellectual property or trade secrets, loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant fees and other monetary payments for remediation.
If any unauthorized access to our systems or data or any other security breach occurs, or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired.  If subscribers believe that our platform does not provide adequate security for the storage of personally identifiable or other sensitive information or its transmission over the Internet, our business will be harmed.  Subscribers’ concerns about security, privacy, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.  Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.  Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability.  Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Further, many foreign countries and governmental bodies, including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction.  Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. These laws and regulations often are more restrictive than those in the United States and, at least with respect to the European Union, remain in flux.  For example, with regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area to the United States. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. In July 2016, the European Union and the United States announced the adoption of a new framework for legitimizing trans-Atlantic data flows, the EU-U.S. Privacy Shield. In September 2016, we self-certified with the U.S. Department of Commerce under the EU-U.S. Privacy Shield as a replacement to the now invalid EU-U.S. Safe Harbor Framework. Notwithstanding this certification, uncertainty remains as to whether the EU-U.S. Privacy Shield and other legal mechanisms for the lawful transfer of data from the European Union to the United States will withstand legal challenges, whether from national regulators or private parties. If our privacy and data policies and practices, are, or are perceived to be, insufficient or if our customers have concerns regarding the transfer of data from the European Union to the United States, customer demand for our platform could decline and our business could be negatively impacted.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.  For example, in April 2016, the EU Parliament adopted the General Data Protection Regulation, or GDPR, which, among other things, imposes more stringent data protection requirements and provides for greater penalties for noncompliance and is expected to take effect in May 2018.  Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our subscribers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our subscriber base and increase our revenue.  New laws (including, among others, the GDPR), amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations.  In view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.  Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.  We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.  Moreover, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, it is expected that the U.K. government will initiate a process to leave the European Union.  The impact of the foregoing on data and privacy regulations in the United Kingdom remains uncertain. Any of these developments could harm our business, financial condition and results of operations.  Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our subscribers may limit the use and adoption of, and reduce the overall demand for, our platform.  Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

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
HIPAA applies to covered entities (e.g., health plans, health care clearinghouses and most health care providers) and to “business associates” of covered entities, which include individuals and entities that provide services for or on behalf of covered entities pursuant to which the service providers may access protected health information, as well as subcontractors of business associates who may access such information.  Because certain subscribers that are HIPAA-covered entities or HIPAA-business associates may receive and transmit protected health information through our platform, we may be considered to be a business associate or a subcontractor to business associates with respect to these subscribers.  Therefore, under the current HIPAA regulations promulgated by the U.S. Department of Health and Human Services, if we experience a breach of patient information, the liability rules for business associates and business associates’ subcontractors could result in substantial financial and reputational harm to our business.
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
Our continued growth depends in part on the ability of our existing and potential subscribers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for our platform's continued performance.  We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, or other security related incidents.  For example, in 2011, we were subject to a denial-of-service attack that rendered our core software inaccessible for several hours.  In addition, from time to time we experience limited periods of server downtime due to server failure or other technical difficulties.  In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases due to, among other things, a growing number of subscribers and consumers originating from and demanding service in a greater number of countries.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, subscriber or consumer data may be permanently lost.  Moreover, our agreements with subscribers typically provide for a limited warranty relating to service level commitments. Our subscribers may be eligible for credits if we are unable to meet these service level commitments.  If we experience significant periods of service downtime in the future, we may be subject to claims by our subscribers against these warranties.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects.
Because our platform is complex, undetected errors, failures, vulnerabilities or bugs may occur, especially when updates are deployed or if there are issues with our secure access management procedures.  Our platform is often used in connection with computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors in or failures of our platform or other aspects of the computing environments.  In addition, deployment of our platform into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities or bugs in our platform.  Despite testing by us, errors, failures, vulnerabilities or bugs may not be found in our platform until after it is deployed to our subscribers or their consumers.  We have discovered, and expect to discover in the future, software errors, failures, vulnerabilities and bugs in our platform, and we anticipate that certain of these errors, failures, vulnerabilities and bugs will only be discovered and remediated after deployment to subscribers.  Real or perceived errors, failures or bugs in our platform could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position or claims by subscribers for losses sustained by them.  In such an event, we may be required, or may choose for subscriber relations or other reasons, to expend additional resources in order to help correct the problem and or repair goodwill with our subscribers.
Our payments platform is a core element of our business, and any failure to grow and develop our payment processing activities, or to anticipate changes in consumer behavior, could materially and adversely affect our business and financial results.
Our payments platform is a core element of our business.  For the years ended December 31, 2016, 2015 and 2014, our payments platform generated 39%, 37% and 37% of our total revenue, respectively. Our future success depends in large part on the continued growth and development of our payments platform.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.
The continued growth and development of our payments platform will depend on our ability to anticipate and adapt to changes in consumer behavior.  For example, consumer behavior may change regarding the use of credit card transactions, including the relative increased use of cash, ACH, crypto-currencies, other emerging or alternative payment methods and credit card systems that we or our processing partners do not adequately support or that do not provide adequate commissions to Independent Sales Organizations such as us.  Any failure to timely integrate emerging payment methods (e.g., Apple Pay or Bitcoin) into our software, anticipate consumer behavior changes, or contract with processing partners that support such emerging payment technologies could cause us to lose traction among our subscribers, resulting in a corresponding loss of revenue, in the event such methods become popular among their consumers.

Our payments platform is subject to U.S. and international rules and regulations, many of which are still developing.  If we fail to comply with such rules and regulations or if new laws, rules or practices applicable to payment systems restrict our ability to collect fees from our payments platform, our financial results could be materially and adversely effected.
Payment processing is subject to extensive regulation in the United States and other countries where we operate, and presents a wide range of risks.  We may encounter increased regulatory scrutiny and new regulatory compliance requirements brought about by evolving laws, rules and regulations.  The payment processing activities on our platform are subject to price controls within the United States and other countries, and may be subject to an increase of price controls, including controls limiting the amount we are allowed to charge subscribers for processing credit card and debit card transactions.  In addition, certain countries limit payments-related activities by foreign companies, including by restricting the transfer of funds out of such countries.  Changes in the laws, rules or practices applicable to payment systems such as VISA, MasterCard or American Express, among others, including changes resulting in increased costs that we or our subscribers must pay, may force changes to our payments platform that could adversely affect our business.
If we incur an actual or perceived breach to our payments platform, we may incur significant liabilities and our brand and reputation may be damaged.
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
We depend on our third-party processing partners to perform payment processing services.  Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business.  A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our subscribers, including losses caused by chargebacks and consumer or subscriber fraud.  We have in the past and may in the future incur losses caused by chargebacks and fraud.  In the event of a significant loss by our processing partners, we may be required to remit a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts.  In addition, our subscribers may be subject to quality issues related to products or services provided by our third-party processing partners or we may become involved in contractual disputes with our processing partners both of which could impact our reputation and adversely impact our revenue.  Certain contracts may expire or be terminated, and we may not be able to replicate the associated revenue through a new processing partner relationship for a considerable period of time.
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
If pricing for our software subscriptions is not acceptable to our customers, our operating results will be harmed.
We have from time to time, increased the price of our software subscriptions, and may do so again in the future. For example, multiple times over the past three years, including most recently in January 2017, we increased pricing for one or more of our monthly subscription tiers, which we believe may have reduced the number of new subscribers adopting our software and may reduce the retention of existing subscribers. In the future, we may be required to refine our software tiers or customers may migrate to lower tier offerings or leave our platform entirely, which could adversely affect our subscriber numbers, revenue, gross margin, profitability, financial position and cash flow.
The market for business management software is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for business management software for the wellness services industry is fragmented and rapidly evolving, with relatively low barriers to entry.  We face competition from in-house developed software systems, other software companies, and traditional paper-based methods.  Our competitors vary in size and in the breadth and scope of the products and services they offer.  In addition, there are a number of companies that are not currently direct competitors but that could in the future shift their focus to the wellness services industry and offer competing products and services.  Some of these companies, such as Intuit and Square, have or may in the future acquire greater financial and other resources than we do and could bundle competing products and services with their other offerings or offer such products and services at lower prices as part of a larger sale.  There is also a risk that certain of our current business partners could terminate their relationships with us and use the insights they have gained from partnering with us to introduce their own competing products.  Many of our current and potential competitors have greater name recognition, established marketing relationships, access to larger customer bases and pre-existing relationships with customers, consultants, system integrators and resellers.  Additionally, some potential subscribers in the wellness services industry, particularly large organizations, have elected, and may in the future elect, to develop their own business management software.  Certain of our competitors have partnered with, or have acquired, and may in the future partner with or acquire, or be acquired by, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them.
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

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our subscriber base and achieve broader market acceptance of our platform.
Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing organization to generate a sufficient pipeline of qualified sales leads and on our direct sales force to close new subscribers.  From December 31, 2015 to December 31, 2016, our sales and marketing organizations increased from 422 to 493 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for similar talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  If our marketing organization does not generate a sufficient pipeline of qualified sales leads and our direct sales force is unable to close subscribers, our business and future growth prospects could be harmed.
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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control.  If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our Class A common stock could decline substantially.  Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new subscribers, retain and increase sales to existing subscribers and satisfy our subscribers’ requirements;

•	the mix of our subscriber base;

•	the volume of transactions processed on our payments platform;

•	the variability of revenues derived from our partners;

•	the number of new employees added;

•	the rate of expansion and productivity of our sales force;

•	the entrance of new competitors in our market, whether by established companies or new companies;

•	changes in our or our competitors’ pricing policies;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business, including our sales force;

•	new pricing models, products, features or functionalities introduced by our competitors;

•	significant security breaches, technical difficulties or interruptions to our platform and any related impact on our reputation;

•	the timing of payments by subscribers and other payment processing partners and payment defaults by subscribers or other payment processing partners;

•	litigation, including class action litigation, involving our company, our services or our industry;

•
general economic conditions or declines in consumer interest in the wellness industries that we serve, either of which may adversely affect either our subscribers’ ability or willingness to purchase additional subscriptions, delay a prospective subscriber’s purchasing decision, reduce the value of new subscription contracts or affect subscriber retention;

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

If we fail to manage the growth of our operations effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced rapid growth in our operations and headcount, which has placed, and future growth may continue to place, significant demands on our management, administrative, operational and financial infrastructure.  Our success will depend in part on our ability to manage this growth effectively.  To manage the expected growth of our operations and personnel, we will need to scale our technology infrastructure and continue to improve our operational, financial and management controls, and our reporting systems and procedures.  Failure to effectively manage growth could result in difficulty or delays in onboarding new subscribers, declines in quality or subscriber satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties.  Any of these difficulties could adversely impact our business performance and operating results.

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
Our success depends largely upon the continued services of our executive officers and other key employees, including our Chairman, President and Chief Executive Officer, Richard Stollmeyer.  We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations.  We have experienced, and may in the future experience, changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.  We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time.  The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees, could have an adverse effect on our business.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel.  Competition for these personnel in the locations where we maintain offices is intense, especially in the San Luis Obispo area, where our headquarters is located, due in part to the relatively close proximity to the San Francisco Bay Area.  We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications.  In some cases, we have recruited employees from the San Francisco Bay Area and other regions with a greater supply of managerial, sales and engineering talent, and in such cases, we have sometimes found it necessary to offer compensation packages that were larger than would have been necessary if no relocation had been required.  Many of the companies with which we compete for experienced personnel have greater resources than we have and are located in areas in which sales and engineering talent is more readily available.  Moreover, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment.  If the perceived value of our equity awards declines, our ability to recruit and retain highly skilled employees may be adversely impacted.  If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
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

The market for, and adoption of, our integrated cloud-based business management software and payments platform may not grow as expected.
It is difficult to predict adoption rates, demand for our platform, the growth of our addressable market, the entry of competitive products or services or the success of existing competitive products or services.  Any expansion in this market depends on a number of factors, including the cost, performance and perceived value associated with our platform.  If growth in the market and the adoption rates for our platform do not grow as expected, and as a result we are unable to increase the sales of subscriptions to our platforms, then our revenues could decline and our operating results would be harmed.
Our financial results may fluctuate due to increasing variability in our sales cycles due to, among other things, an expansion of the focus of our sales efforts to include larger organizations.
We plan our expenses based on certain assumptions about the length and variability of our sales cycle.  These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing subscribers, many of whom to date have been small to medium-sized organizations.  As we expand our sales efforts to include larger organizations, we expect to incur higher costs and longer and more unpredictable sales cycles.  With larger organizations, the decision to subscribe to our platform may require the approval of more technical personnel and management levels within a potential subscriber’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential subscribers.  In addition, larger organizations may demand more features and integration and customer support services.  We have limited experience in developing and managing sales strategies for larger organizations and in successfully onboarding larger organizations as new subscribers.  As a result of these factors, these sales opportunities may not prove to be successful or may require us to devote greater research and development, sales, customer support and professional services resources to individual subscribers, resulting in increased costs and reduced profitability, and will likely lengthen our typical sales cycle, which could strain our resources.  Moreover, these larger transactions may require us to delay recognizing the associated revenue we derive from these subscribers until any technical or implementation requirements have been met, and larger subscribers may demand discounts to the prices they pay for our platform.
Other factors that may influence the length and variability of our sales cycle include:

•	our pricing terms;

•	the need to educate prospective subscribers about the uses and benefits of our platform;

•	the discretionary nature of purchasing and budget cycles and decisions;

•	the competitive nature of evaluation and purchasing processes;

•	evolving functionality demands;

•	announcements or planned introductions of new products, features or functionality by us or our competitors; and

•	lengthy purchasing approval processes, particularly among larger organizations.
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

•	these apps are subject to removal from third party distribution platforms, including Apple’s App Store and Google Play, among others;

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

•
our revenues from technology and API partners have grown rapidly in recent periods and, if our relationship with partners who contribute or have contributed more significantly to this growth or demand for products or services of these partners changes, this could adversely affect our revenue and results of operations;

•	some of our partners may use the insight they gain from integrating with our software and from information publicly available to develop competing products or product features; and

•	our partners may establish relationships with, or functionality to offer to, our subscribers that diminish or eliminate the need or desire for our API platform.

Many of these risks are not within our control to prevent, and our brand may be damaged if these apps do not perform to our users’ satisfaction and that dissatisfaction is attributed to us.
The number of actual consumers using our platform may be lower than the number we have estimated.
We estimate that over 30 million active consumers used our platform during the two years ended December 31, 2016. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
In the years ended December 31, 2016 and 2015, we derived 17% and 16%, respectively, of our revenue from subscribers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
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
Our third-party partners may also suffer disruptions or weakness in their businesses unrelated to the relationships with us that could cause declines in their business performance. Such occurrences could be harmful to our financial results and cause our stock price to decline.
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
We have in the past acquired companies, including our acquisition of HealCode in 2016, and we may in the future evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future.  We also may enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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

•
encounter difficulties incorporating acquired technologies and rights into our platform, providing access and rights to our internal systems, and of maintaining quality and security standards consistent with our reputation and brand;

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
The occurrence of any of these risks could have a material adverse effect on our business operations and financial results.

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
Borrowings under our loan agreement with Silicon Valley Bank are secured by substantially all of our assets, including our intellectual property.  In addition, borrowings under our loan agreement are based on a percentage of our monthly recurring revenue for the prior months, up to $20 million.  If our revenue declines, our ability to draw under the loan agreement could be adversely affected or if we were to draw under the loan agreement, a decline in our revenue could force us to repay all or a portion of the outstanding loan earlier than we may have originally anticipated.
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
Our independent registered accounting firm has not conducted an audit of our internal controls over financial reporting. However, in connection with past audits of our consolidated financial statements, we identified a material weakness in the design of our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2014, we identified a material weakness related to the inadequate design and implementation of controls and procedures with respect to the identification of and evaluation of accounting for certain features, including the related fair value computation and accounting for transactions related to our redeemable convertible preferred stock.
The material weakness from our 2014 audit was related to the control over the accounting for certain features of and transactions related to our redeemable convertible preferred stock. Immediately prior to the completion of our initial public offering, all shares of redeemable convertible preferred stock were automatically converted and reclassified into shares of Class B common stock. As a result, we are no longer subject to the accounting rules that gave rise to the material weakness and the related controls are no longer applicable. Moreover, as a result of the identification of this material weakness, we have implemented measures designed to improve our internal control over financial reporting. Nevertheless, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future.  If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our Class A common stock to decline.  As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.
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

As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $103.0 million and $88.9 million, respectively, due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire. Our federal NOLs begin to expire in the year ending December 31, 2025, and our state NOLs started to expire in 2016 for the earliest net operating loss layers. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  Similar rules may apply under state tax laws. During the year ended December 31, 2015, we completed an analysis under Section 382 of the Code through December 31, 2014, and determined that we experienced multiple ownership changes during this period which will limit future utilization of NOL carryforwards. U.S. federal NOLs of approximately $430,000 are expected to expire due to limitations under Section 382 and, as such, have not been reflected in the NOL carryforward above. Future changes in our stock ownership, some of which are outside of our control, could result in additional ownership changes under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations.  There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform, and could have a negative impact on our business.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of December 31, 2016, including, among others, our executive officers, employees and directors and their respective affiliates, collectively held approximately 76.0% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock.  These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Prior to our initial public offering, there had been no public market for shares of our Class A common stock.  The market price of our Class A common stock since our initial public offering has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance.  Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology securities;

•	changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;

•	sales of shares of our Class A common stock by us or our stockholders;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	political, economic and regulatory developments in the United States, including as a result of the recent presidential election;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2016, we had 30.8 million shares of Class A common stock and 9.8 million shares of Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act and subject in some cases to our insider trading policy.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the securities exchange on which our Class A common stock is traded and other applicable securities rules and regulations.  Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.  Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
Being a public company and these new rules and regulations have made it more expensive for us to maintain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.
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
If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock could decline.
Pursuant to the Exchange Act and Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and we will be required to comply with the auditor attestation requirements when we cease to be an "emerging growth company" as defined in the JOBS Act. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. While management concluded that internal control over financial reporting was effective as of December 31, 2016, there can be no assurance that material weaknesses will not be identified in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.  As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.
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
We do not expect to declare any dividends on our Class A common stock in the foreseeable future so any returns will be limited to changes in the value of our Class A common stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Luis Obispo, California, where we operate under various leases for an aggregate of approximately 160,000 square feet of space.  These leases expire between November 2017 and June 2030.
We lease additional offices throughout the United States and various international locations, including the United Kingdom and Australia.  We lease all of our facilities and do not own any real property.  We intend to procure additional space as we add employees and expand geographically.  We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of our operations.
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

	High	Low
Year Ended December 31, 2016
First quarter	$15.91	$9.20
Second quarter	$16.58	$11.91
Third quarter	$20.38	$15.46
Fourth quarter	$22.95	$16.95
Year Ended December 31, 2015
Second quarter (commencing June 19, 2015)	$16.25	$11.56
Third quarter	$17.45	$9.14
Fourth quarter	$18.39	$14.17

Holders
As of February 24, 2017, there were 30 holders of record of our Class A common stock and 70 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other institutions and nominees.
Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our ability to pay dividends on our capital stock is subject to restrictions under the terms of our loan agreement with Silicon Valley Bank. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.
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

	Base Period
Company / Index	6/19/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
MINDBODY, Inc.	$100.00	$119.64	$135.21	$130.88	$115.31	$139.62	$170.07	$184.26
S&P 500 Index	100.00	97.83	91.53	97.97	99.29	101.73	105.65	109.69
NASDAQ Computer Index	100.00	96.91	92.35	102.13	103.48	99.77	114.69	116.46

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
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data.
The selected consolidated financial data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and consolidated balance sheet data as of December 31, 2016 and 2015 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, and 2013, were derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Operations Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Revenue	$139,021	$101,369	$70,010	$48,687	$31,999
Cost of revenue (1)	43,080	37,190	30,004	21,890	13,411
Gross profit	95,941	64,179	40,006	26,797	18,588
Operating expenses:
Sales and marketing (1)	56,460	46,345	30,922	20,957	11,735
Research and development (1)	30,316	23,057	16,167	10,517	3,741
General and administrative (1)	30,497	29,530	18,422	10,730	8,111
Change in fair value of contingent consideration	—	(11)	(1,434)	428	—
Total operating expenses	117,273	98,921	64,077	42,632	23,587
Loss from operations	(21,332)	(34,742)	(24,071)	(15,835)	(4,999)
Change in fair value of preferred stock warrant	—	(25)	(283)	(302)	(515)
Interest expense, net	(1,123)	(943)	(68)	(21)	(9)
Other income (expense), net	(203)	(132)	(68)	(26)	17
Loss before provision for income taxes	(22,658)	(35,842)	(24,490)	(16,184)	(5,506)
Provision for income taxes	321	246	116	63	13
Net loss	(22,979)	(36,088)	(24,606)	(16,247)	(5,519)
Accretion of redeemable convertible preferred stock	—	(9,862)	(21,311)	(27,892)	(13,025)
Deemed dividend—preferred stock modification	—	1,748	—	—	—
Net loss attributable to common stockholders	$(22,979)	$(44,202)	$(45,917)	$(44,139)	$(18,544)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(1.68)	$(4.17)	$(4.10)	$(1.84)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,912,566	26,319,903	11,013,658	10,757,938	10,102,216

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenue	$910	$651	$220	$51	$—
Sales and marketing	2,059	3,533	196	56	—
Research and development	1,971	902	298	68	—
General and administrative	3,823	3,289	1,023	252	1,484
Total stock-based compensation expense	$8,763	$8,375	$1,737	$427	$1,484

Consolidated Balance Sheet Data

	As of December 31,
	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$85,864	$93,405	$34,675	$9,545
Restricted cash	—	—	772	2,533
Working capital	77,958	86,781	26,962	3,359
Total assets	143,515	141,414	73,051	30,735
Total deferred revenue	8,128	5,253	2,756	2,002
Total financing obligation	15,961	16,427	15,654	3,872
Preferred stock warrant	—	—	1,188	905
Total redeemable convertible preferred stock	—	—	166,448	95,224
Total stockholders’ equity (deficit)	101,656	105,783	(124,925)	(81,115)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Overview
We are the leading provider of cloud-based business management software for the wellness services industry and a growing consumer brand, with over 60,000 local business subscribers on our platform in over 130 countries and territories. These subscribers provide a variety of wellness services to over 30 million active consumers as of December 31, 2016. We are also a leading payments platform dedicated to the wellness services industry transacting approximately $6.5 billion and $5.1 billion on our payments platform for the years ended December 31, 2016, and 2015, respectively, representing a 28% increase year over year.
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
In 2009, we released MINDBODY Finder, enabling available classes and appointments to be aggregated for consumer search; released our API platform, enabling developers and integration partners to build custom private apps and consumer-facing businesses on our platform; and released aggregated consumer-facing scheduling capabilities to our consumer-facing partners.  In 2011, Fitness Mobile Apps used our API platform to build subscriber-branded apps that enabled consumers to search for and book classes easily from their mobile phones.  In 2013, we launched our MINDBODY Express mobile app for businesses and our MINDBODY Connect mobile offering for consumers, thus connecting consumers with local businesses and allowing them to discover, evaluate, book and pay for wellness services nearby.  When we released Connect in 2013, we introduced centralized consumer login, account management, consumer reviews and multiple credit card storage capabilities and released these capabilities exclusively on our own branded consumer app.

In 2015, we acquired Fitness Mobile Apps and rebranded it as MINDBODY Engage, providing our wellness business subscribers with the opportunity to create their own branded app experience.  Engage subscriptions more than doubled in our first year, and now serve more than 9,000 of our wellness business subscribers. We also launched our MINDBODY Class Check-In app which helps our subscribers create a better consumer experience at the front desk by allowing consumers to check themselves in, freeing up front desk staff to help others. At the end of 2015, we introduced a redesign of the award-winning MINDBODY Connect app – renaming it the MINDBODY app. In conjunction, we launched a new fee-based Marketing Platform which aggregates and promotes subscriber introductory offers throughout the MINDBODY app. The MINDBODY app includes a recommendation engine that factors in consumer histories, preferences and geo-location to promote targeted wellness activity deals.
In 2016, we acquired HealCode and rebranded it as our branded web solution, adding new customer engagement and marketing tools to our suite of business and consumer solutions. Branded web, combined with our branded app solution (formerly named MINDBODY Engage), gives our subscribers the ability to fully brand their customers' online experience, from web to social to mobile. We also expanded our Marketing Platform to include integrated partners - renaming the platform the MINDBODY Network. Our first partnership on the MINDBODY Network was an integration with Under Armour designed to provide more people with access to nearby fitness classes nationwide directly through the MyFitnessPal app. We then worked with Google to pilot a new fitness booking integration to help people book fitness classes directly through Google Maps, Search and Reserve with Google. This new pilot program launched in early January 2017.
International expansion has been an important growth driver for us.  In 2008, we completed our first integration of payments functionality into our platform for subscribers in Canada.  In 2011, we opened our London sales office and integrated payments functionality into our platform for subscribers in the United Kingdom.  In 2012, we opened a customer support office in the United Kingdom and integrated payments functionality into our platform for subscribers in Australia and New Zealand.  In 2013, we opened our Sydney sales office. In 2015, we released integrated payments in Hong Kong and incorporated the direct debit methods favored in France, Italy, Spain, Germany, Austria, Switzerland and the Netherlands. We now offer integrated payment processing in 40 countries and territories.
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
We offer our software platform to our subscribers as a subscription-based service.  Historically, our software subscription pricing was based on the number of professionals employed by our subscribers.  In 2015, after substantial market testing and development, we began pricing our software subscriptions for new subscribers based on software functionality.  In January 2017, we increased the functionality of the Pro and above software tiers by bundling in the branded web solution (formerly HealCode) and we increased monthly subscription pricing across all tiers. We also removed the Solo software tier option from our website as we continue to focus on high value subscribers. We define high value subscribers as those businesses at our Starter or above software tiers.
The vast majority of our subscribers subscribe to our software platform through one month contracts that are billed in advance, but we have a growing number of larger enterprise subscribers that subscribe to our software platform through contracts ranging from one to three years for which we bill quarterly or monthly in advance.
We recognize software subscription revenue ratably over the term of the subscription period.  Additionally, we earn revenue based on the value of transactions processed by our subscribers utilizing our payments platform, net of the costs charged to us by our processing partners.

We have achieved rapid subscriber growth through our effective sales model. We deploy a direct sales approach driven by an outbound tele-sales team with our primary sales operations in San Luis Obispo, California, as well as smaller regional offices throughout the United States, and locations in the United Kingdom and Australia. Our sales team qualifies and manages prospective and current subscribers, aiming to initiate, retain, and expand their use of our platform over time. We benefit from organic search and positive word of mouth as well as network effects from practitioners who often recommend MINDBODY to their employers. In addition, through MINDBODY University events, subscriber conferences and webinars, we help our subscribers optimize their businesses and grow their revenue, which benefits us through improved subscriber retention and an increase in payments revenue. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to subscriber growth. We define active consumers as all unique consumers of our subscribers’ services who have used our platform to transact with our subscribers during the immediately preceding two years. We use a two-year period to align our metrics with those of most of our subscribers. Our subscribers typically define their active client base as consumers who have visited their businesses during a two-year time period. This active client base is equivalent to the active consumers on our platform.
Our integrated software and payments platform, along with our transaction-enabled marketplace, creates powerful network effects. As more local wellness businesses adopt our platform, more subscriber listings appear on the MINDBODY app and third-party partner sites available through the MINDBODY Network.  As awareness of these businesses increases through these marketing channels, they attract more consumers to our platform. Those consumers then attract even more businesses to our platform. As those businesses and consumers engage in more transactions on our platform, this increases payments and API revenue and enables additional revenue streams from demand generation. Finally, as we add more subscribers and consumers to our wellness ecosystem, we attract more technology developers and partners who can use our open API to develop additional apps that extend the capabilities of our open platform.
We intend to continue scaling our organization in order to meet the needs of our growing subscriber base. We have invested and expect to continue to invest in our sales and marketing teams to sell our platform globally. A key element of our growth strategy is the continuous enhancement and expansion of our software and payments platform by developing and implementing new features and functionality. Through consistent innovation, we have increased both the number of subscribers and the revenue we generate from our subscribers over time. We plan to continue to enhance our software architecture and enhance and expand our platform through ongoing investments in research and development and by pursuing strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. We also expect to continue to make investments in both our data center infrastructure and our customer service and subscriber onboarding teams to meet the needs of our growing user base. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of, and in preparation for, our expected increase in sales, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.
During the years ended December 31, 2016, 2015 and 2014, our revenue was $139.0 million, $101.4 million and $70.0 million, representing year-over-year growth of 37%, 45% and 44%, respectively. Our net loss was $23.0 million, $36.1 million and $24.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. Our Adjusted EBITDA was negative $4.8 million, negative $19.9 million, and negative $18.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.” During the years ended December 31, 2016, 2015 and 2014 approximately 83%, 84%, and 84% of our revenue came from the United States, respectively. Our employee headcount has increased to 1,350 employees as of December 31, 2016, from 1,226 as of December 31, 2015, of which approximately 27% are engaged in supporting existing subscribers and approximately 53% are engaged in increasing our subscriber base, growing our consumer brand or developing future products.

Our Business Model
Our business model focuses on maximizing the lifetime value of a subscriber relationship.  We make significant investments in acquiring and onboarding new subscribers and believe that we will be able to achieve a positive return on these investments by retaining subscribers and expanding the revenue derived from our subscribers over the lifetime of the relationship.  In connection with the acquisition of new subscribers, we incur and recognize significant upfront costs.  These costs include sales; onboarding and marketing costs associated with acquiring new subscribers, such as sales commission expenses, which are expensed upfront; the cost of the onboarding personnel who provide the initial onboarding training to our new subscribers; marketing costs, which are expensed as incurred; and the cost associated with converting and importing subscriber data from competitors’ products.  Due to our subscription model, we recognize software subscription revenue ratably over the monthly term of the subscription period, which commences when all of the revenue recognition criteria have been met.  We recognize revenue from our payments platform on a net basis when the transactions occur. Although our objective is for each subscriber to be profitable for us over the duration of our relationship, the costs we incur with respect to any subscriber relationship, whether a new subscriber or to a lesser extent an upsell to an existing subscriber, may exceed revenue in early periods of the relationship because we recognize those costs earlier than we recognize the associated revenue.  As a result, an increase in the mix of new subscribers as a percentage of total subscribers will initially have a negative impact on our operating results.
We realize different levels of profitability from our subscribers in large part depending on the fee level of their software subscription and the volume of transactions they process through our payments platform.  For new subscribers, our associated sales, onboarding and marketing expenses typically exceed the first year revenue we recognize from those subscribers.  For typical subscribers, their monthly subscriptions automatically renew each month.  As a result, our sales and marketing expenses associated with renewals for our existing subscribers have been de minimis.  Over the lifetime of the subscriber relationship, we incur sales and marketing costs to upsell the subscriber to higher levels of software functionality, to our payments platform, to our premium services and to our API and technology partners’ software offerings.  However, these costs are significantly less than the costs initially incurred to acquire the subscriber.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for the Year Ended December 31,
	2016	2015	2014
Subscribers (end of period)	60,385	51,481	40,517
Average monthly revenue per subscriber	$205	$182	$155
Payments volume (in billions)	$6.47	$5.10	$4.10
Dollar-based net expansion rate (end of period)	108%	113%	109%

•
Subscribers. Subscribers are defined as unique physical business locations or individual practitioners who have active subscriptions to our platform as of the end of the period. We believe the number of subscribers is one indicator of the growth of our platform, but the revenue contribution of individual subscribers can vary widely.  Subscribers with commercial business locations who employ multiple practitioners, have complete payments integrations, and who opt into our MINDBODY network tend to contribute far greater revenue than those that do not.  Growth in the number of subscribers depends, in part, on our ability to successfully develop and market our platform to wellness businesses and their consumers who have not yet become part of our network. While growth in the number of subscribers can be an important indicator of expected revenue growth, it also informs our management’s decisions with respect to the areas of our business that will require further investment in order to support expected future subscriber growth. For example, as the number of subscribers increases, we may need to increase the headcount in our customer support organization, and also increase our IT infrastructure capital expenditures in order to maintain the effectiveness of our platform and the performance of our software for our subscribers and their consumers. The number of subscribers has increased year over year, and we expect the number of subscribers to continue to increase over time, however, the impact of our business strategy, including pricing changes and the manner in which we direct our sales and marketing resources, could cause the total number of subscribers to fluctuate from quarter to quarter. The growth rate of the number of subscribers declined in 2016 and 2015, and we expect the growth rate to continue to decline in the future as we focus on high value subscribers and as the size of our subscriber base increases.

•
Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the applicable period, divided by the number of months in the period. For example, the ARPS measurement period in the table above was measured over the twelve months ended December 31, 2016, 2015 and 2014. ARPS increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, and we expect it to continue to increase in the future, although we expect the growth rate to fluctuate over time.

•
Payments Volume. We believe that payments volume is an indicator of the underlying current health of our subscribers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our subscribers and their consumers utilizing our payments platform. Payments volume increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, and we expect it to continue to increase in the future.  The growth rate in payments volume increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, and we expect it to fluctuate over time.

•
Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a subscriber relationship. We can achieve this by focusing on delivering value and functionality that retains our existing subscribers and by expanding the revenue derived from our subscribers over the lifetime of the relationship by upselling the subscriber to higher priced subscription plans, through the utilization of our premium customer support offering, by increasing the value of transactions processed through our payments platform, and through services provided by our API and technology partners. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our subscribers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription and services and payments revenue for a set of subscriber accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription and services and payments revenue of our subscriber base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription and services and payments revenue of the same subscriber base included in our measure of base revenue at the end of the period being measured. We expect our dollar based net expansion rate to fluctuate over time.

Non-GAAP Financial Measure
Adjusted EBITDA
To provide investors with additional information regarding our financial results prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have presented Adjusted EBITDA, which is a non-GAAP financial measure defined by us as our net loss before stock-based compensation expense, depreciation and amortization, change in fair value of contingent consideration, change in fair value of preferred stock warrant, impairment charges, provision for income taxes, and other expense, net, which consisted of interest expense, net, and other expense, net. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(22,979)	$(36,088)	$(24,606)
Stock-based compensation expense	8,763	8,375	1,737
Depreciation and amortization	7,755	6,516	4,574
Change in fair value of contingent consideration	—	(11)	(1,434)
Change in fair value of preferred stock warrant	—	25	283
Impairment charges	—	—	426
Provision for income taxes	321	246	116
Other expense, net	1,326	1,075	136
Adjusted EBITDA	$(4,814)	$(19,862)	$(18,768)

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
Our total revenue consists of the following:

•
Subscription and services. Subscription and services revenue is generated primarily from sales of subscriptions to our cloud-based business management software for the wellness services industry. The majority of subscription fees are prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis. Additionally, our subscribers can choose to enter into a separate contract with our technology partners to purchase additional features and functionality. We receive a revenue share from these arrangements from our technology partners, which is recognized when earned. We also earn revenue from API partners for subscriber site access, data query, and consumer bookings through our platform. The revenue from API partners is recognized when earned. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts invoiced in excess of revenue recognized are deferred. Service revenue is generated primarily through our premium customer support offering and is recognized in the period in which it is earned. We expect our subscription and services revenue to increase as we continue to increase the number of our subscribers, increase the average monthly subscription revenue per subscriber, and increase our revenue from our technology and API partners.

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

Cost of Revenue

Cost of revenue primarily consists of costs associated with personnel and related infrastructure for operation of our cloud-based business management platform, data center operations, global customer support and onboarding services, payment processing for subscribers that pay via credit card, and allocated overhead. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Overhead consists of certain facilities costs, depreciation expense, amortization expense associated with acquired intangible assets, and information technology costs, and impairment charges for acquired intangible assets and internally developed software.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses, and the change in the fair value of contingent consideration.

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, lead generation, promotional and other marketing activities, and allocated overhead. Sales and marketing expense is our largest operating expense, driving growth in subscribers, ARPS and consumer adoption, and we expect to continue to increase this expense in absolute dollars as we increase our sales and marketing efforts, although such expense may fluctuate as a percentage of total revenue.

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

•
General and administrative. General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes consulting, legal and accounting services and allocated overhead. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and operate as a public company, although we expect such expense to continue to decline as a percentage of total revenue.

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

•
Interest expense, net. Interest expense, net consists primarily of the interest incurred on the financing obligation associated with our build-to-suit lease arrangement and interest earned on our cash and cash equivalent balances. We entered into a line of credit agreement in January 2015, and any future draws on this agreement will incur interest expense and result in increased interest expense in future periods.

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
Results of Operations for Fiscal Years Ended December 31, 2016, 2015, and 2014
The following tables set forth our results of operations data in dollars and as a percentage of revenue for those periods. The period-to-period comparison of results of operations is not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$139,021	$101,369	$70,010
Cost of revenue(1)	43,080	37,190	30,004
Gross profit	95,941	64,179	40,006
Operating expenses:
Sales and marketing(1)	56,460	46,345	30,922
Research and development(1)	30,316	23,057	16,167
General and administrative(1)	30,497	29,530	18,422
Change in fair value of contingent consideration	—	(11)	(1,434)
Total operating expenses	117,273	98,921	64,077
Loss from operations	(21,332)	(34,742)	(24,071)
Change in fair value of preferred stock warrant	—	(25)	(283)
Interest expense, net	(1,123)	(943)	(68)
Other expense, net	(203)	(132)	(68)
Loss before provision for income taxes	(22,658)	(35,842)	(24,490)
Provision for income taxes	321	246	116
Net loss	$(22,979)	$(36,088)	$(24,606)

	Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	31%	37%	43%
Gross profit	69%	63%	57%
Operating expenses:
Sales and marketing	40%	45%	44%
Research and development	22%	23%	23%
General and administrative	22%	29%	26%
Change in fair value of contingent consideration	—%	—%	(2)%
Total operating expenses	84%	97%	91%
Loss from operations	(15)%	(34)%	(34)%
Change in fair value of preferred stock warrant	—%	—%	(1)%
Interest expense, net	(1)%	(1)%	—%
Other expense, net	—%	(1)%	—%
Loss before provision for income taxes	(16)%	(36)%	(35)%
Provision for income taxes	(1)%	—%	—%
Net loss	(17)%	(36)%	(35)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$910	$651	$220
Sales and marketing	2,059	3,533	196
Research and development	1,971	902	298
General and administrative	3,823	3,289	1,023
Total stock-based compensation expense	$8,763	$8,375	$1,737

Comparison of the Years Ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$82,919	$61,339	$21,580	35%
Payments	53,808	37,460	16,348	44%
Product and other	2,294	2,570	(276)	(11)%
Total revenue	$139,021	$101,369	$37,652	37%

Revenue increased $37.7 million, or 37%, in the year ended December 31, 2016 compared to the year ended December 31, 2015.  Subscription and services revenue increased $21.6 million, or 35%, of which $16.4 million was due to a 17% increase in our number of subscribers to 60,385 as of December 31, 2016 from 51,481 as of December 31, 2015, combined with the impact of pricing increases and additional product offerings, and $4.7 million of which was due to an increase in revenue from arrangements with our API and technology partners. Payments revenue increased $16.3 million, or 44%, due to an increase in the volume of transactions processed by our subscribers combined with the increase in the number of subscribers that utilize our payments platform as well as an increase in a value retained from payments transactions.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$43,080	$37,190	$5,890	16%
Gross margin	69%	63%

Cost of revenue increased $5.9 million, or 16%, in the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase was primarily attributable to a $4.1 million increase in personnel-related expenses and a $1.8 million increase in infrastructure costs to support the growing number of subscribers.  As of December 31, 2016, we had 497 employees dedicated to data center operations, global customer support and onboarding services as compared to 454 employees as of December 31, 2015.
The increase in gross margin, or gross profit as a percentage of revenue, in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by growth in the number of subscribers and average revenue per subscriber, combined with leveraging our existing infrastructure and customer support.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$56,460	$46,345	$10,115	22%

Sales and marketing expense increased $10.1 million, or 22%, in the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase was primarily attributable to a $5.7 million increase in personnel-related expenses with the purpose of both acquiring new subscribers as well as increasing the average revenue per subscriber. As of December 31, 2016, we had 493 employees dedicated to sales and marketing, compared to 422 employees as of December 31, 2015.  The increase in sales and marketing expense was also attributable to a $3.4 million increase in promotional spending related to acquiring new subscribers, selling our payment processing services, upselling current subscribers to higher levels of software functionality, and driving consumer adoption of the MINDBODY App.
Research and Development

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$30,316	$23,057	$7,259	31%

Research and development expense increased $7.3 million, or 31%, in the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase was primarily attributable to a $6.2 million increase in personnel-related expenses and to a $0.5 million increase in outsourced development costs. During the year, certain entry-level employees were replaced with fewer, more skilled and experienced employees, and a Chief Technology Officer was added, bringing the number of employees as of December 31, 2016 to 222, from 224 as of December 31, 2015.

General and Administrative

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
General and Administrative	$30,497	$29,530	$967	3%

General and administrative expense increased $1.0 million, or 3%, in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily attributable to a $1.6 million increase in personnel-related expenses and corporate overhead costs incurred to support our growth, partially offset by a $0.5 million decrease in outsourced legal and professional fees. As of December 31, 2016, we had 138 employees dedicated to general and administrative as compared to 126 employees as of December 31, 2015.
Other Expense, net, and Income Taxes Expense

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest expense, net	$1,123	$943	$180	19%
Other expense, net	203	132	71	54%
Provision for income taxes	321	246	75	30%

The increase in interest expense during the year ended December 31, 2016 was primarily due to interest on the financing obligation associated with the build-to-suit lease arrangement. For additional information, see Note 7 – “Commitments and Contingencies” contained in the “Notes to Audited Consolidated Financial Statements” in Item 15 of Part IV of this Annual Report on Form 10-K.
Comparison of the Years Ended December 31, 2015 and 2014
Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$61,339	$40,501	$20,838	51%
Payments	37,460	26,060	$11,400	44%
Product and other	2,570	3,449	$(879)	(25)%
Total revenue	$101,369	$70,010	$31,359	45%

Revenue increased $31.4 million, or 45%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  Subscription and services revenue increased $20.8 million, or 51%, of which $14.5 million was due to a 27% increase in our number of subscribers to 51,481 as of December 31, 2015 from 40,517 as of December 31, 2014 combined with the impact of new software offerings, tiers, and pricing.  In addition, revenue from arrangements with our API and technology partners increased $6.3 million.  Payments revenue increased $11.4 million, or 44%, due to an increase in the volume of transactions processed by our subscribers combined with the increase in the number of subscribers that utilize our payments platform as well as an increase in a value retained from payments transactions.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$37,190	$30,004	$7,186	24%
Gross margin	63%	57%

Cost of revenue increased $7.2 million, or 24%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase was primarily attributable to a $6.4 million increase in personnel-related expenses and infrastructure costs due to an increase in headcount to support the growing number of subscribers.  As of December 31, 2015, we had 454 employees dedicated to data center operations, global customer support and onboarding services as compared to 410 employees as of December 31, 2014.
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
Sales and marketing expense increased $15.4 million, or 50%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase was primarily attributable to an $11.7 million increase in personnel-related expenses, including a $3.3 million increase in stock-based compensation expense, due to an increase in headcount as we expanded our sales efforts to increase both the number of subscribers and average revenue per subscriber, and incurred additional personnel costs, such as sales commissions. The increase in the stock-based compensation expense was primarily related to contingent bonuses to certain former employees of Fitness Mobile Apps payable in shares of our Class A common stock for post-combination employment services. As of December 31, 2015, we had 422 employees dedicated to sales and marketing as compared to 358 employees as of December 31, 2014.
Research and Development

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$23,057	$16,167	$6,890	43%

Research and development expense increased $6.9 million, or 43%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase was primarily attributable to a $7.4 million increase in personnel-related expenses as we continued to add headcount to support our increased product development activities.  The increase in personnel-related costs was partially offset by a $1.6 million decrease in outsourced development costs.  As of December 31, 2015, we had 224 employees dedicated to research and development as compared to 168 employees as of December 31, 2014.

General and Administrative

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
General and Administrative	$29,530	$18,422	$11,108	60%

General and administrative expense increased $11.1 million, or 60%, in the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase was primarily attributable to a $6.9 million increase in personnel-related expenses including a $2.3 million increase in stock-based compensation expense, a $1.1 million increase in legal and other professional services, and a $3.1 million increase in IT related costs, public company costs, and corporate overhead costs incurred to support our growth.  As of December 31, 2015, we had 126 employees dedicated to general and administrative as compared to 99 employees as of December 31, 2014.
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
Other Expense, net, and Income Taxes Expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Increase in fair value of preferred stock warrant	$25	$283	$(258)	(91)%
Interest expense, net	943	68	875	1,287%
Other expense, net	132	68	64	94%
Provision for income taxes	246	116	130	112%

The increase in interest expense during the year ended December 31, 2015 was primarily due to interest on the financing obligation associated with the build-to-suit lease arrangement.

Quarterly Results of Operations
The following tables set forth our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2016, as well as the percentage that each line item represents of total revenue for each quarter.  The unaudited quarterly statements of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information.  Our historical results are not necessarily indicative of the results that may be expected in the future.  The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included in Item 15 of Part IV of this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except share and per share data)
Revenue	$38,191	$35,262	$33,561	$32,006	$28,265	$26,081	$24,760	$22,263
Cost of revenue(1)	11,423	10,972	10,713	9,972	10,092	9,596	8,809	8,693
Gross profit	26,768	24,290	22,848	22,034	18,173	16,485	15,951	13,570
Operating expenses:
Sales and marketing(1)	14,926	14,599	13,706	13,229	12,419	12,389	11,820	9,717
Research and development(1)	7,558	7,747	7,594	7,417	6,844	6,012	5,476	4,725
General and administrative(1)	7,947	7,346	7,681	7,523	8,232	7,256	7,262	6,780
Change in fair value of contingent consideration	—	—	—	—	—	—	(11)	—
Total operating expenses	30,431	29,692	28,981	28,169	27,495	25,657	24,547	21,222
Loss from operations	(3,663)	(5,402)	(6,133)	(6,135)	(9,322)	(9,172)	(8,596)	(7,652)
Change in fair value of preferred stock warrant	—	—	—	—	—	—	125	(150)
Interest expense, net	(258)	(261)	(292)	(312)	(331)	(335)	(263)	(14)
Other expense, net	23	(90)	(61)	(74)	(20)	(20)	(53)	(39)
Loss before provision for income taxes	(3,898)	(5,753)	(6,486)	(6,521)	(9,673)	(9,527)	(8,787)	(7,855)
Provision for income taxes	42	142	64	73	77	101	62	6
Net loss	(3,940)	(5,895)	(6,550)	(6,594)	(9,750)	(9,628)	(8,849)	(7,861)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	(4,403)	(5,459)
Deemed dividend—preferred stock modification	—	—	—	—	—	—	—	1,748
Net loss attributable to common stockholders	$(3,940)	$(5,895)	$(6,550)	$(6,594)	$(9,750)	$(9,628)	$(13,252)	$(11,572)
Net loss per share attributable to common stockholders, basic and diluted	(0.10)	(0.15)	(0.16)	(0.17)	(0.25)	(0.25)	(0.87)	(1.03)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,521,051	39,965,454	39,706,473	39,450,020	39,208,021	39,181,118	15,267,325	11,201,755
 ______________________________________________________________________
(1)Stock-based compensation expense included above was as follows:

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
	(in thousands)
Cost of revenue	$244	$231	$220	$215	$200	$219	$132	$100
Sales and marketing	423	613	440	583	1,046	1,043	903	541
Research and development	515	490	470	495	356	288	162	96
General and administrative	975	975	1,253	620	1,523	735	628	403
Total stock-based compensation expense	$2,157	$2,309	$2,383	$1,913	$3,125	$2,285	$1,825	$1,140

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
	(percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	30%	31%	32%	31%	36%	37%	36%	39%
Gross margin	70%	69%	68%	69%	64%	63%	64%	61%
Operating expenses:
Sales and marketing	39%	41%	41%	41%	44%	47%	48%	44%
Research and development	20%	22%	22%	23%	24%	23%	22%	21%
General and administrative	21%	21%	23%	24%	29%	28%	29%	30%
Change in fair value of contingent consideration	—%	—%	—%	—%	—%	—%	—%	—%
Total operating expenses	80%	84%	86%	88%	97%	98%	99%	95%
Loss from operations	(10)%	(15)%	(18)%	(19)%	(33)%	(35)%	(35)%	(34)%
Change in fair value of preferred stock warrant	—%	—%	—%	—%	—%	—%	—%	(1)%
Interest expense, net	—%	(1)%	(1)%	(1)%	(1)%	(1)%	(1)%	—%
Other expense, net	—%	—%	—%	—%	—%	—%	—%	—%
Loss before provision for income taxes	(10)%	(16)%	(19)%	(20)%	(34)%	(36)%	(36)%	(35)%
Provision for income taxes	—%	(1)%	(1)%	(1)%	—%	(1)%	—%	—%
Net loss	(10)%	(17)%	(20)%	(21)%	(34)%	(37)%	(36)%	(35)%

Adjusted EBITDA (1)

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
	(in thousands)
Net loss	$(3,940)	$(5,895)	$(6,550)	$(6,594)	$(9,750)	$(9,628)	$(8,849)	$(7,861)
Stock-based compensation	2,157	2,309	2,383	1,913	3,125	2,285	1,825	1,140
Depreciation and amortization	2,084	2,013	1,810	1,848	1,859	1,808	1,631	1,218
Change in fair value of contingent consideration	—	—	—	—	—	—	(11)	—
Change in fair value of preferred stock warrant	—	—	—	—	—	—	(125)	150
Impairment changes	—	—	—	—	—	—	—	—
Provision for income tax	42	142	64	73	77	101	62	6
Other expense, net	235	351	353	386	351	355	316	53
Adjusted EBITDA	$578	$(1,080)	$(1,940)	$(2,374)	$(4,338)	$(5,079)	$(5,151)	$(5,294)

(1)
We define Adjusted EBITDA as our net loss before stock-based compensation expense, depreciation and amortization, change in fair value of contingent consideration, change in fair value of preferred stock warrant, impairment charges, provision for income taxes, and other income (expense), net, which consisted of interest income and expense, and other miscellaneous other income (expense).

Quarterly Trends
Our quarterly revenue increased sequentially for each period presented. The quarterly increases were due to varying reasons, including, an increase in our number of subscribers combined with the impact of pricing increases and additional product offerings, an increase in the volume of transactions processed by our subscribers on our payments platform combined with the increase in the number of subscribers that utilize our payments platform as well as an increase in a value retained from these transactions, and an increase in revenue from API and technology partners.
Our quarterly operating expenses increased sequentially for each period presented, primarily due to increased expenses related to our rapid growth, including continued expansion of our technical infrastructure and expenses related to increases in employee headcount.
Historical patterns in our business may not be a reliable indicator of our future revenue growth or performance.
Liquidity and Capital Resources
As of December 31, 2016 and December 31, 2015, we had cash and cash equivalents of $85.9 million and $93.4 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.
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
In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20 million for working capital and general business requirements. Borrowings under our loan agreement are available based on a percentage of our monthly recurring revenue for the previous three months. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate (3.75% as of December 31, 2016) plus 0.5%, or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. There are no prepayment penalties if we repay principal and interest prior to maturity. The credit facility is secured by substantially all of our corporate assets. We also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual property. We are also subject to certain reporting and financial performance covenants, which require us to meet certain revenue targets. We did not draw down any amounts under the loan agreement during the year ended December 31, 2016.
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
The following table summarizes our cash and cash equivalents and our cash flows for the periods presented:

		As of December 31,
		2016	2015
Cash and cash equivalents		$85,864	$93,405

	Year Ended December 31,
	2016	2015	2014
Cash used in operating activities	$(3,896)	$(18,574)	$(17,928)
Cash used in investing activities	(12,729)	(12,131)	(5,668)
Cash provided by financing activities	9,167	89,518	48,802

Operating Activities
During the year ended December 31, 2016, operating activities used $3.9 million, primarily as a result of our net loss of $23.0 million, partially offset by $16.8 million of non-cash charges and $2.3 million provided by the net change in operating assets and liabilities. The non-cash charges primarily consisted of $8.8 million of stock-based compensation expense and $7.8 million of depreciation and amortization expense. The net change in operating assets and liabilities was primarily a result of a $2.7 million increase in accounts payable, accrued expenses, and other liabilities and a $2.8 million increase in deferred revenue, which were partially offset by a $2.6 million increase in accounts receivable and a $0.6 million increase in prepaid expenses and other current assets. The increase in accounts receivable was primarily from higher payments revenue. The increase in accounts payable, accrued expenses, and other liabilities was due to the increase in headcount and the timing of payments to our vendors and employees.
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
Investing Activities
During the year ended December 31, 2016, investing activities used $12.7 million as a result of purchases of property and equipment of $8.6 million and cash paid to acquire a business of $4.1 million.
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
Financing Activities
During the year ended December 31, 2016, financing activities provided $9.2 million, consisting primarily of proceeds from the exercise of equity awards of $6.6 million and proceeds from our employee stock purchase plan of $3.0 million, which was partially offset by $0.5 million in repayments on financing and capital lease obligations.
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under non-cancelable lease agreements for our corporate headquarters in San Luis Obispo, California, our smaller regional offices throughout the United States, and international locations in the United Kingdom and Australia and non-cancelable purchase commitments for software subscriptions and communication services.  The following summarizes our contractual obligations and commitments as of December 31, 2016:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$18,829	$2,100	$3,997	$3,588	$9,144
Finance obligation, building leases (2)	26,181	1,630	3,408	3,616	17,527
Purchase commitments	7,090	3,270	3,820	—	—
Total minimum payments	$52,100	$7,000	$11,225	$7,204	$26,671
 ________________________________________________________________

(1)	We lease office facilities under various non-cancelable operating lease agreements.

(2)
For certain build-to-suit lease arrangements where we have concluded that we are the “deemed owner” of a building (for accounting purposes only) during the construction period, we are required to record an asset with a corresponding construction financing obligation for the costs incurred by the landlord.

Off Balance Sheet Arrangements
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Our primary sources of revenue are derived from monthly subscription and support services and revenue share arrangements with technology partners and third party payment processors.  The subscription revenue is recognized ratably over the term of the agreement, which is most often monthly but can be quarterly or annual.  Our subscribers enter into separate arrangements with technology partners and third party payment processors.  Revenue derived from revenue share arrangements with technology partners and third party payment processors is recognized when earned on a net basis.  We also earn revenue from API platform partners for subscriber site access, data query, and consumer bookings.  The revenue from API platform partners is recorded when earned on a gross basis.

In certain circumstances, our arrangements include multiple elements which may consist of some or all of subscription services, support services, and hardware products.  When multiple-element arrangements exist, we evaluate whether any of these deliverables should be accounted for as separate units of accounting.
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
Capitalized Software Costs
We capitalize certain development costs incurred in connection with internal use software.  Software projects qualify for capitalization when they add significant new functionality that was not previously available in any former version of our software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met.  Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose.
Research and development costs incurred during the preliminary project stage or costs incurred for training, maintenance, and general and administrative or overhead costs are expensed as incurred. Development costs related to upgrades or enhancements to existing applications are expensed as maintenance costs because such projects do not significantly enhance functionality.
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
Stock-Based Compensation
Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of stock option awards and stock purchases under our employee stock purchase plan (ESPP) are estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock awards and restricted stock units is considered to be the closing market price of our Class A common stock on the grant date.  Stock-based compensation expense is recognized, net of forfeitures, using a straight-line basis over the requisite service period of the awards, which is generally four years. We estimate a forfeiture rate to calculate the stock-based compensation for our awards based on an analysis of our actual historical experience and expected employee attrition rates.

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
These assumptions and estimates are as follows:

•
Fair value of common stock.  Prior to our IPO in June 2015, the fair value of the common stock underlying our stock-based awards was determined by our board of directors, with input from management and a third-party valuation firm as discussed below under the heading “Common Stock Valuations Prior to Our Initial Public Offering”. Since our IPO, the fair value of common stock was determined based on the closing market price of our Class A common stock as reported on the NASDAQ Stock Market at each grant date.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options as follows:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.8	5.8	5.8-5.9
Expected volatility	44% - 45%	45% - 46%	48% - 51%
Risk-free interest rate	1.2% - 1.9%	1.4% - 1.8%	1.7% - 1.9%
Expected dividend yield	0%	0%	0%

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound Sterling, the Euro and Australian Dollar, which are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in foreign currency hedging transactions. A hypothetical 10% change in foreign currency exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.
Interest Rate Risk
Our cash and cash equivalents consist of cash on deposit and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth fiscal quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2017.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at investors.mindbodyonline.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2017.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2017.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2017.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2017.  The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

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

MINDBODY, Inc.

Date:	February 28, 2017	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard Stollmeyer and Brett White, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard Stollmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Richard Stollmeyer

/s/ Brett White	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017
Brett White

/s/ Katherine Blair Christie	Director	February 28, 2017
Katherine Blair Christie

/s/ Gail Goodman	Director	February 28, 2017
Gail Goodman

/s/ Cipora Herman	Director	February 28, 2017
Cipora Herman

/s/ Jeremy Levine	Director	February 28, 2017
Jeremy Levine

/s/ Eric Liaw	Director	February 28, 2017
Eric Liaw

/s/ Adam Miller	Director	February 28, 2017
Adam Miller

/s/ Graham Smith	Director	February 28, 2017
Graham Smith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MINDBODY, Inc.
San Luis Obispo, California

We have audited the accompanying consolidated balance sheets of MINDBODY, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MINDBODY, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 28, 2017

MINDBODY, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$85,864	$93,405
Accounts receivable	9,129	6,643
Prepaid expenses and other current assets	3,702	3,082
Total current assets	98,695	103,130
Property and equipment, net	33,104	31,754
Intangible assets, net	2,027	636
Goodwill	9,039	5,396
Other noncurrent assets	650	498
TOTAL ASSETS	$143,515	$141,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,827	$4,426
Accrued expenses and other liabilities	10,470	7,911
Deferred revenue, current portion	4,859	3,367
Other current liabilities	581	645
Total current liabilities	20,737	16,349
Deferred revenue, noncurrent portion	3,269	1,886
Deferred rent, noncurrent portion	1,387	1,254
Financing obligation on leases, noncurrent portion	15,450	15,961
Other noncurrent liabilities	1,016	181
Total liabilities	41,859	35,631
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 30,820,502 shares issued and outstanding as of December 31, 2016; 1,000,000,000 shares authorized, 14,931,016 shares issued and outstanding as of December 31, 2015	—	—
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 9,777,757 shares issued and outstanding as of December 31, 2016; 100,000,000 shares authorized, 24,296,346 shares issued and outstanding as of December 31, 2015	—	—
Additional paid-in capital	289,317	270,436
Accumulated other comprehensive loss	(300)	(271)
Accumulated deficit	(187,361)	(164,382)
Total stockholders' equity	101,656	105,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,515	$141,414

The accompanying notes are an integral part of these consolidated financial statements.

MINDBODY, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$139,021	$101,369	$70,010
Cost of revenue	43,080	37,190	30,004
Gross profit	95,941	64,179	40,006
Operating expenses:
Sales and marketing	56,460	46,345	30,922
Research and development	30,316	23,057	16,167
General and administrative	30,497	29,530	18,422
Change in fair value of contingent consideration	—	(11)	(1,434)
Total operating expenses	117,273	98,921	64,077
Loss from operations	(21,332)	(34,742)	(24,071)
Change in fair value of preferred stock warrant	—	(25)	(283)
Interest expense, net	(1,123)	(943)	(68)
Other expense, net	(203)	(132)	(68)
Loss before provision for income taxes	(22,658)	(35,842)	(24,490)
Provision for income taxes	321	246	116
Net loss	(22,979)	(36,088)	(24,606)
Accretion of redeemable convertible preferred stock	—	(9,862)	(21,311)
Deemed dividend—preferred stock modification	—	1,748	—
Net loss attributable to common stockholders	$(22,979)	$(44,202)	$(45,917)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(1.68)	$(4.17)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,912,566	26,319,903	11,013,658

The accompanying notes are an integral part of these consolidated financial statements.

MINDBODY, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(22,979)	$(36,088)	$(24,606)
Other comprehensive loss, net of taxes:
Change in cumulative translation adjustment	(29)	(139)	(66)
Comprehensive loss	$(23,008)	$(36,227)	$(24,672)

The accompanying notes are an integral part of these consolidated financial statements.

MINDBODY, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Class A and B Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	16,761,805	95,224	11,154,388	—	—	(66)	(81,049)	(81,115)
Issuance of Series G redeemable convertible preferred stock (net of issuance costs of $130)	3,692,684	49,913	—	—	—	—	—	—
Issuance of common stock for contingent consideration payment	—	—	29,900	—	322	—	—	322
Reclassification of restricted stock award liability to common stock	—	—	—	—	102	—	—	102
Accretion of redeemable convertible preferred stock to redemption value	—	21,311	—	—	(2,173)	—	(19,138)	(21,311)
Stock-based compensation expense	—	—	—	—	1,737	—	—	1,737
Repurchase of common stock from employees	—	—	(2,000)	—	(1)	—	—	(1)
Exercise of stock options	—	—	7,072	—	13	—	—	13
Other comprehensive loss	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(24,606)	(24,606)
Balance as of December 31, 2014	20,454,489	166,448	11,189,360	—	—	(132)	(124,793)	(124,925)
Reclassification of restricted stock award liability to common stock	—	—	—	—	88	—	—	88
Deemed dividend—preferred stock modification	—	(1,748)	—	—	—	—	1,748	1,748
Accretion of redeemable convertible preferred stock to redemption value	—	9,862	—	—	(4,613)	—	(5,249)	(9,862)
Issuance of common stock upon initial public offering, net of offering costs of $4,024	—	—	7,150,000	—	89,069	—	—	89,069
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(20,454,489)	(174,562)	20,673,680	—	174,562	—	—	174,562
Reclassification of preferred stock warrant liability to equity in connection with initial public offering	—	—	—	—	1,213	—	—	1,213
Stock-based compensation expense	—	—	—	—	8,375	—	—	8,375
Issuance of common stock for equity awards, net of tax withholdings	—	—	34,140	—	242	—	—	242
Issuance of common stock upon net exercise of warrants	—	—	76,565	—	—	—	—	—
Issuance of stock for business acquisition	—	—	103,617	—	1,500	—	—	1,500
Other comprehensive loss	—	—	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	—	(36,088)	(36,088)
Balance as of December 31, 2015	—	—	39,227,362	—	270,436	(271)	(164,382)	105,783
Stock-based compensation expense	—	—	—	—	8,763	—	—	8,763
Issuance of common stock for contingent consideration payment	—	—	207,234	—	—	—	—	—
Issuance of common stock for equity awards, net of tax withholdings	—	—	857,489	—	6,578	—	—	6,578
Issuance of common stock under employee stock purchase plan	—	—	277,215	—	3,040	—	—	3,040
Issuance of common stock related to HealCode Acquisition			28,959		500	—	—	500
Other comprehensive income	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(22,979)	(22,979)
Balance as of December 31, 2016	—	$—	40,598,259	$—	$289,317	$(300)	$(187,361)	$101,656

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

The accompanying notes are an integral part of these consolidated financial statements.

MINDBODY, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,979)	$(36,088)	(24,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,763	8,375	1,737
Depreciation and amortization	7,755	6,516	4,574
Change in fair value of preferred stock warrant	—	25	283
Change in fair value of contingent consideration	—	(11)	(1,434)
Other	265	540	899
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(2,561)	(3,842)	(1,122)
Prepaid expenses and other current assets	(638)	(526)	(1,405)
Other assets	(132)	148	(99)
Accounts payable	92	722	2,081
Accrued expenses and other liabilities	2,631	2,743	146
Deferred revenue	2,775	2,556	668
Deferred rent	133	268	350
Net cash used in operating activities	(3,896)	(18,574)	(17,928)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,591)	(9,919)	(7,291)
Acquisition of business	(4,138)	(3,000)	—
Change in restricted cash and deposits	—	788	1,623
Net cash used in investing activities	(12,729)	(12,131)	(5,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of equity awards	6,626	194	12
Proceeds from employee stock purchase plan	3,040	—	—
Repayment on financing and capital lease obligations	(466)	(316)	(239)
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	49,913
Proceeds from initial public offering	—	93,093	—
Payments of deferred offering cost	—	(3,380)	(644)
Payments on contingent consideration	—	—	(240)
Other	(33)	(73)	—
Net cash provided by financing activities	9,167	89,518	48,802
Effect of exchange rate changes on cash and cash equivalents	(83)	(83)	(76)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,541)	58,730	25,130
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,405	34,675	9,545
CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,864	$93,405	$34,675
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,302	$934	$15
Cash paid for income taxes	226	77	47
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid equipment purchases	$778	$448	$1,939
Unpaid acquisition consideration held back to satisfy potential indemnification claims	750	—	—
Stock issued in business acquisition	500	1,500	—
Accretion of redeemable convertible preferred stock to redemption value	—	9,862	21,311
Deemed dividend—preferred stock modification	—	1,748	—
Conversion of redeemable convertible preferred stock to common stock	—	174,562	—
Conversion of preferred stock warrants to common stock warrants	—	1,213	—
Reclassification of restricted stock award liability to common stock	—	88	102
Property and equipment acquired with financing obligations and leases	—	1,089	12,021
Unpaid offering costs	—	—	219
Payment of contingent consideration in common stock	—	—	322

The accompanying notes are an integral part of these consolidated financial statements.

MINDBODY, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
MINDBODY, Inc. (MINDBODY or the Company) was incorporated in California in 2004 and reincorporated in Delaware in March 2015. MINDBODY is headquartered in San Luis Obispo, California and has operations in the United States, the United Kingdom, and Australia.
MINDBODY and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a provider of cloud-based business management software for the wellness services industry and a rapidly growing consumer brand. Its integrated software and payments platform helps business owners in the wellness services industry run, market and build their businesses. MINDBODY enables the consumers to evaluate, engage, and transact with local businesses in its marketplace.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and money market accounts.  The Company considers all highly liquid short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents.
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

Concentration of Credit Risk
As of December 31, 2016, one customer represented 15% of the accounts receivable balance.  As of December 31, 2015, no single customer accounted for more than 10% of total accounts receivable.  No single customer represented over 10% of revenue for any of the periods presented in the consolidated statements of operations.
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
Property and Equipment, Net
Property and equipment, including leasehold improvements, are recorded at cost less accumulated depreciation and amortization.  Repairs and maintenance are charged to expense when incurred.  Depreciation expense is calculated using the straight-line method over the useful lives of the related assets or leasehold improvements as follows:

Property and Equipment	Estimated Useful Life
Property (Building)	15 years
Office equipment	5 years
Computer equipment	3 years
Servers	3 years
Software licenses	3-4 years
Capitalized software costs	2-3 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

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
Capitalized Software Development Costs
Certain development costs incurred in connection with internal use software are capitalized. Research and development costs incurred during the preliminary project stage or costs incurred for training, maintenance, and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed and the software will be used to perform the functions intended, and certain functional and quality standards have been met. There were no material qualifying development costs incurred during the year ended December 31, 2016. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Development costs related to upgrades or enhancements to existing applications are expensed as maintenance costs because such projects do not significantly enhance functionality. Capitalized software development costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software of two to three years, commencing when the software is ready for its intended use.

Business Combinations
As discussed further in Note 4 of these consolidated financial statements, the Company acquired HealCode during the year ended December 31, 2016 and the Fitness Mobile Apps business of Petrol Designs LLC during the year ended December 31, 2015.  The Company performs valuations of assets acquired and liabilities assumed for acquisitions and allocates the purchase price to its respective net tangible and intangible assets, and liabilities.  Any residual purchase price is recorded as goodwill.  Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies.  During the measurement period, the Company may record certain adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.  After the measurement period, which could be up to one year after the transaction date, all adjustments are recorded to the Company’s consolidated statements of operations.  Contingent payments that are dependent upon post-combination services, if any, are considered separate transactions outside of the business combination and therefore included in the post-combination operating results.
Goodwill and Acquired Intangible Assets
The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired.  Goodwill is not amortized, but rather is tested for impairment.  The Company performs testing for impairment of goodwill annually or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company tests goodwill for impairment at the reporting unit level using a two-step approach.  In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value.  If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds the implied fair value, recording an impairment charge.  The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests.
Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships.  These intangible assets have been determined to have definite lives and are carried at cost, less accumulated amortization.  The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, which is normally two to five years.  The amortization expense for acquired technology is recorded in cost of revenues.  The amortization expense for the acquired network list is recorded in sales and marketing expense.
Impairment of Long-Lived Assets
Long-lived assets, primarily consisting of property and equipment and intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable.  Recoverability of asset groups to be held and used is measured by a comparison of the carrying value of an asset group to the estimated undiscounted future cash flows expected to be generated from the use of such assets.  If the undiscounted future cash flows is less than the carrying value of an asset group, an impairment loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the asset group.  During the year ended December 31, 2014, the Company recorded an impairment charge in the amount of $426,000 related to acquired technology from an acquisition in 2013 and internal costs incurred to integrate this technology.  The impairment charge during the year ended December 31, 2014 was included in costs of revenue in the statements of operations.
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
The Company collects a revenue share from third-party payment processors on all transactions between its subscribers who utilize the MINDBODY payments platform and their consumers.  These payment transactions are generally for purchasing classes, goods, or services through a subscriber’s website, at their business location or through the MINDBODY app or third party site included in the MINDBODY Network.  Transaction fees are recorded as payments revenue on a net basis.
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
Cost of Revenue
Cost of revenue primarily consists of costs associated with personnel and related infrastructure for operation of our cloud-based business management platform, data center operations, global customer support and onboarding services, payment processing for subscribers that pay via credit card, and allocated overhead. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Overhead consists of certain facilities costs, depreciation expense, amortization expense associated with acquired technology, information technology costs, and impairment charges for acquired technology and internally developed software.
Advertising Costs
Advertising and sales promotion costs are expensed when incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations.  The Company’s advertising expenses, which include print and online advertising were $474,000, $598,000, and $588,000 during the years ended December 31, 2016, 2015, and 2014, respectively.
Research and Development
Research and development costs are expensed when incurred.  The Company incurs costs in connection with the development of software for its platform and software used in operations.  These costs are expensed unless they meet the requirements for capitalization.
Stock-Based Compensation
Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of the awards granted.  The fair value of stock option awards and stock purchases under our employee stock purchase plan (ESPP) are estimated on the grant date using the Black-Scholes option pricing model.  This model requires the Company to estimate the grant date fair value of the underlying common stock, the expected life of options, the expected volatility of the price of the underlying common stock, risk-free interest rates, and expected dividend yield of the common stock. The fair value of restricted stock awards and restricted stock units is based on the closing market price of our Class A common stock on the date of grant.  The stock-based compensation expense for stock options, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four years.

The Company estimates a forfeiture rate to calculate the stock-based compensation for the awards based on an analysis of actual historical experience and expected employee attrition rates.  Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also affect the amount of compensation expense to be recognized in future periods.

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
Net Loss Per Share Attributable to Common Stockholders
The Company applies the two-class method in calculating the net loss per share amounts which requires net loss to be allocated between the common and preferred stockholders based on their respective right to receive dividends.  Accordingly, the Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Net loss attributable to common stockholders is equal to the Company’s net loss as adjusted for accretion of cumulative preferred stock dividends of the related series of redeemable convertible preferred stock to their redemption value.  Diluted loss per share attributable to common stockholders adjusts the basic weighted-average number of shares of common stock outstanding for the potential dilution that could occur if stock options, warrants, and redeemable convertible preferred stock were exercised or converted into common stock.  For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock, and preferred stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries are their local currencies.  The assets and liabilities of the foreign subsidiaries are translated using exchange rates in effect at the balance sheet date.  Revenues and expenses are translated using the average exchange rates prevailing during the period.  Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss.

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
In May 2014, the FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services (the "ASC 606").  ASC 606 also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2016, the FASB issued an update, clarifying ASC 606, related to identifying performance obligations and licensing implementation guidance contained in ASC 606. In May 2016, the FASB issued an update that provides narrow scope improvements and practical expedients related to ASC 606. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. The Company has initially determined that a potential area of impact is revenue recognition on one contract which includes contingent amounts of variable consideration that it was precluded from recognizing because of the requirement for amounts to be “fixed or determinable” under SAB Topic 13. It is expected that ASC 606 will require the Company to estimate these amounts. As a result, the Company expects to recognize revenue earlier under ASC 606 than it would have done under current guidance. The Company will adopt this ASU in the first quarter of 2018 by recognizing the cumulative effect, of initially applying this ASU, in the opening balance of retained earnings. The Company is still in the process of completing its assessment of the impact of adopting this ASU, but it is not expected to have a material impact on the Company's consolidated financial statements.
On March 30, 2016, the FASB issued authoritative guidance related to employee share-based payment transactions. The new guidance requires entities to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and provides guidance on the related cash flow presentation. The new guidance also allows entities to make an accounting policy election to either continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. The new guidance also stipulates that the net settlement of an award for statutory tax withholding purposes would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. The new guidance is effective for the Company beginning January 1, 2017. The Company does not expect the adoption of the ASU to have a material impact on net income, basic and diluted earnings per share, deferred tax assets, or statement of cash flows.
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
The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$81,878	$—	$—	$81,878

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$90,524	$—	$—	$90,524

_______________________________________________________________________

(1)
The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds.  All such assets as of December 31, 2016 and 2015 were recorded based on Level 1 inputs.

The following table provides a summary of changes in fair value of the Level 3 financial liabilities during the year ended December 31, 2015 (in thousands):

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

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2016 or 2015. As of and for the years ended December 31, 2016 and 2015, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.
3. BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$3,594	$2,799
Other	108	283
Prepaid expenses and other current assets	$3,702	$3,082

Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Computer equipment	$17,262	$13,195
Leasehold improvements	11,123	9,882
Capitalized software development costs	1,877	1,888
Office equipment	2,668	2,336
Software licenses	3,258	1,768
Building, leased	16,438	16,438
Property and equipment – gross	52,626	45,507
Less: accumulated depreciation and amortization	(19,522)	(13,753)
Property and equipment – net	$33,104	$31,754

Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the years ended December 31, 2016, 2015, and 2014 was $7,008,000, $5,862,000, and $3,444,000, respectively.
Amortization of capitalized software development costs totaled $321,000, $317,000, and $791,000 during the years ended December 31, 2016, 2015, and 2014, respectively. The net book value of capitalized software development costs was $20,000 and $351,000 as of December 31, 2016 and 2015, respectively.
During the year ended December 31, 2013, the Company executed a lease for a new 64,000 square foot office building in San Luis Obispo, California.  This facility became operational in the second quarter of 2015. Both the landlord and the Company incurred costs to construct the facility according to the Company’s operating specifications, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. During April 2015, the Company began to occupy the additional office space and no additional construction costs have been incurred since then. Upon completion of the construction, the Company was also the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs included in construction-in-progress for the building were recorded to “Building, leased” within “Property and equipment, net” and the related financing obligation of $15,883,000 remained recorded as of December 31, 2016. The obligation is being settled through monthly lease payments to the landlord upon completion of the construction, and the asset is being depreciated over the initial term of the lease. The lease has an original term of 15 years and the Company also has an option to extend the term of the lease for three consecutive terms of five years each. The Company is responsible to pay landlord’s insurance costs, real property taxes, and operating expenses related to the premises as additional rent.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accrued payroll	$6,072	$3,918
Accrued vacation	2,069	1,699
Employee stock purchase plan contributions	1,171	1,496
Other liabilities	1,158	798
Total accrued expenses and other liabilities	$10,470	$7,911

4. BUSINESS COMBINATION

HealCode
On September 1, 2016, the Company completed the acquisition of substantially all of the assets of HealCode LLC (“HealCode”), a privately held technology partner that creates web-based and mobile application widgets for the Company’s subscribers.
The total purchase consideration of $5,388,000 consisted of the payment of $4,888,000 in cash, $750,000 recorded in other noncurrent liabilities for purchase consideration which has been held back by the Company for a period of eighteen (18) months to satisfy potential indemnification claims, and the issuance of 28,959 shares of the Company’s Class A common stock at a total acquisition date fair value of $500,000.
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
The acquisition provided the Company with acquired intangible assets representing internally developed software/technology. HealCode’s “website widget” solution enables the Company's subscribers to embed the MINDBODY class and appointment schedules within their web and social sites. The fair value of the acquired intangible asset was determined based on the income approach and discounted cash flow/excess earnings method and is subject to amortization on a straight-line basis over its remaining useful life of five years.

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

Fitness Mobile Apps
On February 2, 2015, the Company completed the acquisition of the Fitness Mobile Apps business of Petrol Designs LLC (“Fitness Mobile Apps”), a privately held technology partner that creates tailored mobile apps for the Company’s subscribers. The Company accounted for the acquisition of Fitness Mobile Apps as a business combination. The Company acquired all of the assets that were used in, or otherwise benefit, the mobile apps business for 103,617 shares of the Company’s common stock with a fair value of $14.476 per share, of which 74,260 shares were issued and 29,357 shares were held with an escrow agent and were released in February 2016 following the first anniversary of the closing date, and $3,000,000 in cash, resulting in an aggregate purchase price of $4,500,000. The acquisition also included an obligation to issue up to 207,234 shares of the Company’s common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and their continuous employment with the Company. The measurement period for the contingent consideration ended during the year ended December 31, 2016 and the Company issued 207,234 shares of Class A common stock to such former employees of Fitness Mobile Apps on February 22, 2016 under its 2015 Equity Incentive Plan (see Note 9 Common Stock and Stockholder’s Equity below). The related compensation expense for the fair value of these additional shares was recorded ratably over the respective service period.
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

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually in the fourth quarter of the financial year. The Company’s goodwill balance is solely attributable to the acquisition of HealCode, Fitness Mobile Apps, and Jill’s List. The goodwill balance was $9,039,000 as of December 31, 2016 and $5,396,000 as of December 31, 2015. There have been no impairment charges recorded against goodwill.
The Company’s intangible assets consisted of the following (in thousands except years):

	December 31, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3 to 5	2,731	(704)	2,027
Total intangible assets		3,151	(1,124)	2,027

	December 31, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3	913	(277)	636
Total intangible assets		1,333	(697)	636

Amortization expense for acquired intangible assets was $426,000 and $337,000 for the years ended December 31, 2016 and 2015, respectively.
The expected future annual amortization expense of intangible assets as of December 31, 2016 is presented below (in thousands):

Year Ending December 31,
2017	$666
2018	390
2019	363
2020	364
2021	244
Total amortization expense	$2,027

6. DEBT

Credit Facility
On January 12, 2015, the Company entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate (3.75% as of December 31, 2016) plus 0.5%, or 3.25% with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2018. There are no prepayment penalties if the Company repays principal and interest prior to maturity. The credit facility is secured by substantially all of our corporate assets. The Company also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual property. The Company is also subject to certain reporting and financial performance covenants, which require the Company to meet certain revenue targets. The Company did not draw down any amounts under the credit agreement during the year ended December 31, 2016.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company has operating lease agreements with lease periods expiring between 2017 and 2030. Rent expense was $4,767,000, $4,332,000, and 3,240,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
Financing Obligation
During April 2015, the Company began to occupy additional office space constructed under a 15 year build-to-suit lease arrangement entered into in October 2013. During the construction of the facility, the Company concluded that it was the “deemed owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion of the construction, the Company was still considered to be the “deemed owner” of the building for accounting purposes as the asset did not qualify for sale-leaseback accounting treatment due to the Company’s continuing involvement. As such, costs for the building were recorded to “Building, leased” within “Property and equipment, net” and the related financing obligation of $15,883,000 remained recorded as of December 31, 2016. The portion of the lease obligation allocated to the land is being treated for accounting purposes as an operating lease.
Future Minimum Lease Payments
Future minimum lease payments under non-cancelable lease agreements as of December 31, 2016 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2017	$2,100	$1,630	$3,730
2018	2,057	1,679	3,736
2019	1,940	1,729	3,669
2020	1,915	1,781	3,696
2021	1,673	1,835	3,508
Thereafter	9,144	17,527	26,671
Total minimum lease payments	$18,829	$26,181	$45,010

The remaining future minimum lease payments on the building, leased, include interest of $10,298,000 to be recognized over the remainder of the initial term of the lease agreement. A total financing obligation of $15,883,000 remained recorded as of December 31, 2016 of which $433,000 is recorded as a current obligation.

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and data center and communication services as of December 31, 2016 were as follows (in thousands):

Year Ending December 31,
2017	$3,270
2018	3,095
2019	725
Total minimum purchase commitments	$7,090

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
9. COMMON STOCK AND STOCKHOLDERS' EQUITY

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

Preferred Stock
Immediately prior to the completion of the IPO, all outstanding convertible preferred stock was converted and reclassified into 20,673,680 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 100,000,000 shares of preferred stock with a par value of $0.000004 per share. No shares of preferred stock were issued or outstanding as of December 31, 2016 and December 31, 2015.
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
Following the IPO, the number of outstanding shares of the Company’s Class A common stock has increased, with an associated decrease in the number of outstanding shares of the Company’s Class B common stock, primarily as a result of the conversion of shares of the Company’s Class B common stock held by pre-IPO investors and stockholders into shares of the Company’s Class A common stock.
Stock Split
In June 2015, the Company’s board of directors approved the amendment and restatement of the Company’s certificate of incorporation to give effect to a 2.5-for-1 stock split of the Company’s common stock and redeemable convertible preferred stock (collectively, the “Capital Stock”), which became effective on June 4, 2015. Accordingly, (i) each one share of outstanding Capital Stock was split into 2.5 shares of Capital Stock of the same class and series, as applicable; (ii) the number of shares of Capital Stock issuable on the exercise of each outstanding warrant or option to purchase Capital Stock was proportionately increased on a 2.5-for-1 basis; (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock was proportionately reduced on a 2.5-for-1 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 2.5-for-1 stock split.
2015 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (“2015 Plan”) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (“2009 Plan”).  As of December 31, 2016, there were 5,412,863 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2017, the number of shares available for issuance under the 2015 Plan was increased by 2,029,912 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of December 31, 2016, options to purchase 727,175 shares of Class A common stock and 743,693 restricted stock units (“RSUs”) which will be settled in shares of Class A common stock remained outstanding under the 2015 Plan.
The acquisition of Fitness Mobile Apps discussed in Note 4 included an obligation to issue up to 207,234 shares of the Company’s Class A common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and continuous employment with the Company. During the year ended December 31, 2016, this contingency was satisfied and 207,234 shares were issued pursuant to the 2015 Plan and were fully vested on February 22, 2016. The related stock-based compensation expense was recorded ratably over the respective service period that ended during the year ended December 31, 2016.

The 2015 Plan provides for the grant of non-statutory stock options, restricted stock awards ("RSAs"), RSUs, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Neither RSAs nor RSUs require payment from the employee or service provider. Each RSA and RSU represents the right to receive one share of the Company’s Class A common stock upon vesting or settlement, as applicable. The RSUs generally vest over a period of approximately four years.  These awards are contingent upon the related employees’ continuous employment with us. As such, compensation expense is being recorded over the requisite service period of approximately four years.
2015 Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan ("2015 ESPP") became effective on June 2, 2015. As of December 31, 2016, there were 898,194 shares of Class A common stock available for issuance under the 2015 ESPP. The number of shares available for sale under the 2015 ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2017, the number of shares available for issuance under the 2015 ESPP was increased by 405,982 shares of Class A common stock.
Under the 2015 ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The 2015 ESPP provides for 24 months offering periods. Each offering period includes purchase periods, which are approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. The Company commenced its first offering period under the 2015 ESPP on June 18, 2015. Employees purchased 277,215 shares of Class A common stock for an aggregate cost of $3,040,000 under the 2015 ESPP during the year ended December 31, 2016.
2009 Stock Option Plan
The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants, terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of December 31, 2016, options to purchase 3,116,101 shares of Class B common stock remained outstanding under the 2009 Plan.
RSU and RSA Activity
A summary of the activity for the Company’s RSUs and RSAs is presented below (in thousands, except share numbers, per share amounts, and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested balance – December 31, 2015	—	$—		$—
Granted	1,002,778	14.13
Vested	(208,311)	12.94
Forfeited	(50,774)	13.80
Unvested balance – December 31, 2016	743,693	$14.49	3.8	$15,841

As of December 31, 2016, there was a total of $9,003,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.2 years.
Stock Option Activity
A summary of the activity for the Company’s stock option plans during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except shares, per share amounts, contractual life and years):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2014	1,604,434	$3.69		8.3	$12,136
Granted	1,009,625	10.66	$5.17
Exercised	(7,072)	1.82			$90
Forfeited or cancelled	(38,206)	6.88
Outstanding – December 31, 2014	2,568,781	$6.39		8.1	$20,773
Granted	2,039,875	14.48	$6.57
Exercised	(34,140)	7.10			$274
Forfeited or cancelled	(263,053)	12.07
Outstanding – December 31, 2015	4,311,463	$9.87		7.9	$22,709
Granted	674,102	$14.54	$6.28
Exercised	(856,412)	$7.68			$11,664
Forfeited or cancelled	(285,877)	$13.11
Outstanding – December 31, 2016	3,843,276	$10.93		7.5	$39,902
Exercisable – December 31, 2016	2,066,071	$8.27		6.5	$26,926
Vested and expected to vest – December 31, 2016	3,778,351	$10.86		7.4	$39,475

The total fair value of options vested during the years ended December 31, 2016, 2015, and 2014 was $5,234,000, $4,898,000, and $1,546,000, respectively.

As of December 31, 2016, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $10,401,572, which is expected to be recognized over a weighted-average period of 2.6 years.
Other Stock-Based Compensation
During the years ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense of $271,000 and $2,728,000, respectively, related to contingent bonuses to certain former employees of Fitness Mobile Apps payable in shares of the Company’s common stock for post-combination employment services.
The Company granted options to purchase 195,000 shares of Class B common stock to its nonemployee consultants during the year ended December 31, 2015. The Company recorded stock-based compensation expense related to these grants of $296,000 and $278,000 for the years ended December 31, 2016 and 2015, respectively. There were no non-employee grants during the year ended December 31, 2016.

Determination of Fair Value

We record stock-based compensation based on the fair value of stock options on grant date using the Black-Scholes option-pricing model. We determine the fair value of shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. Use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of the common stock, risk-free interest rates, and expected dividend yield of the common stock. The assumptions used in our option-pricing model represent management’s best estimates. Compensation expense related to stock-based transactions is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The stock-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. We determined valuation assumptions as follows:

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Company’s stock options:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.8	5.8	5.8 - 5.9
Expected volatility	44% - 45%	45% - 46%	48% - 51%
Risk-free interest rate	1.2% - 1.9%	1.4% - 1.8%	1.7% - 1.9%
Dividend yield	0%	0%	0%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Year Ended December 31,
	2016	2015
Expected term (in years)	0.5 - 2.0	0.6 - 2.1
Expected volatility	39% - 50%	36% - 43%
Risk-free interest rate	0.45% - 0.78%	0.14% - 0.64%
Dividend yield	0%	0%

Total Stock-Based Compensation Expenses

Total stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$910	$651	$220
Sales and marketing	2,059	3,533	196
Research and development	1,971	902	298
General and administrative	3,823	3,289	1,023
Total stock-based compensation expense	$8,763	$8,375	$1,737

10. INCOME TAXES

The following table presents domestic and foreign components of consolidated loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(23,297)	$(36,197)	$(24,841)
Foreign	639	355	351
Loss before provision for income taxes	$(22,658)	$(35,842)	$(24,490)

The Company recorded an income tax expense of $321,000, $246,000, and $116,000 for the years ended December 31, 2016, 2015, and 2014. This tax expense is largely attributable to the deferred tax liability associated with the amortization of intangible assets and foreign income taxes associated with the Company’s operations in the United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.
The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current provisions for income taxes:
Federal	$—	$—	$—
State	39	29	5
Foreign	162	158	67
Total current	201	187	72
Deferred tax provision (benefit):
Federal	95	93	—
State	19	21	—
Foreign	6	(55)	44
Total provision for income taxes	$321	$246	$116

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses carryforwards	$39,520	$31,837
Accrued expenses and reserves	844	1,878
Stock Compensation	2,226	1,566
Deferred revenue	1,270	737
Deferred rent	539	489
Depreciation	915	1,048
Other	224	110
Total deferred tax assets	45,538	37,665
Deferred tax liabilities:
Amortization	(216)	(240)
Other	(241)	(105)
Total deferred tax liabilities	(457)	(345)
Valuation allowance	(45,329)	(37,448)
Net deferred tax liabilities	$(248)	$(128)

The following table presents a reconciliation of statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Tax at statutory federal rate	34%	34%	34%
State tax – net of federal benefit	4.7	5.0	5.4
Stock-based compensation — ISOs	1.0	(2.4)	(0.2)
Change in fair value of preferred stock warrant	—	—	(0.5)
Change in fair value of contingent consideration	—	—	2.3
Change in valuation allowance	(38.3)	(35.6)	(39.5)
Other	(2.8)	(1.7)	(2.0)
Effective tax rate	(1.4)%	(0.7)%	(0.5)%

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
As of December 31, 2016 and 2015, respectively, deferred tax assets included federal net operating loss carryforwards of $103,047,000 and $82,108,000, and state net operating loss carryforwards of $88,929,000 and $78,205,000.  The federal net operating loss carryforwards start to expire in the year ending December 31, 2025.  State net operating losses started to expire in 2016 for the earliest net operating loss layers.
As of December 31, 2016 and 2015, the Company had no assurance that future taxable income would be sufficient to fully utilize the net operating loss carryforwards and other deferred tax assets in the future. Consequently, the Company determined that a valuation allowance of $45,329,000 and $37,448,000 as of the years ended December 31, 2016 and 2015, respectively, was needed to offset the deferred tax assets resulting mainly from the net operating loss carryforwards.  The net change in the valuation allowance during the years ended December 31, 2016, 2015, and 2014 was an increase of $7,881,000, $13,435,000, and $9,662,000, respectively.

As a result of certain realization requirements related to stock-based compensation expense, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016 and 2015, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting.  Equity will be increased by $703,000 if and when such deferred tax assets are ultimately realized.
Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the realizability of Net Operating Losses (NOLs) in future periods when a loss corporation has undergone significant changes in stock ownership. During the year ended December 31, 2015, we completed an analysis under IRC Section 382 through December 31, 2014, and determined that we experienced multiple ownership changes during this period.  U.S. federal NOLs of approximately $430,000 are expected to expire unused due to limitations under Section 382 and, as such, have not been reflected in the NOL carryforward of $103,047,000. We performed an IRC Section 382 analysis as of December 31, 2016 and determined that there would be no additional effects on the NOL deferred tax asset if ownership changes occurred between January 1, 2015 and December 31, 2016.
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.  As of December 31, 2016 and 2015, the Company has not identified any unrecognized income tax benefits and uncertain tax positions, as well as any associated interest and penalties.
The Company’s 2013 to 2016 tax years remain subject to examination by the U.S. federal tax authorities and the Company’s 2012 to 2016 tax years remain subject to examination by the state tax authorities.
11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	For Year Ended December 31,
	2016	2015	2014
Net loss attributable to common stockholders	$(22,979)	$(44,202)	$(45,917)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(1.68)	$(4.17)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,912,566	26,319,903	11,013,658

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of December 31,
	2016	2015	2014
Shares subject to outstanding stock options and employee stock purchase plan	3,943,539	4,437,177	2,568,781
Shares subject to outstanding restricted stock units	743,693	—	—
Redeemable convertible preferred stock	—	—	20,454,489
Common stock subject to repurchase	—	—	117,000
Preferred stock warrant	—	—	87,500
Total	4,687,232	4,437,177	23,227,770

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
Revenue
The following table presents the Company’s total revenue by category (in thousands):

	For Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription and services	$82,919	$61,339	$40,501
Payments	53,808	37,460	26,060
Product and other	2,294	2,570	3,449
Total revenue	$139,021	$101,369	$70,010

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	For Year Ended December 31,
	2016	2015	2014
United States	$114,877	$84,822	$58,802
Other	24,144	16,547	11,208
Total	$139,021	$101,369	$70,010

Substantially all of the Company’s assets were attributable to operations in the United States as of December 31, 2016 and 2015.
13. PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan (401(k) Plan) that covers all eligible employees.  Each participant may elect to contribute up to the maximum limit by federal law.  The Company makes a safe harbor contribution at 100% of the first 3% of eligible salary deferral, plus 50% of the next 2% of salary deferral. The Company’s chief executive officer and chief financial officer and chief operating officer are trustees of the 401(k) Plan.  Employer contributions totaled $2,073,000, $1,743,000, and $812,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
14. RELATED-PARTY TRANSACTIONS
The Company incurred office repair, maintenance, building fixtures and other professional services expenses of $63,000, $231,000, and $554,000 for the years ended December 31, 2016, 2015 and 2014, respectively, with related parties. All transactions with related parties were conducted on terms equivalent to those prevailing in an arm’s-length transactions.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-37453	3.1	August 7, 2015
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-37453	3.2	August 7, 2015
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-204068	4.1	June 8, 2015
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of February 10, 2014, as amended	S-1	333-204068	4.2	May 11, 2015
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-204068	10.1	June 8, 2015
10.2+	MINDBODY, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-204068	10.2	June 8, 2015
10.3*+	MINDBODY, Inc. 2015 Employee Stock Purchase Plan and related form agreements.
10.4+	MINDBODY, Inc. 2009 Stock Option Plan and related form agreements.	S-1/A	333-204068	10.4	June 8, 2015
10.5+	MINDBODY, Inc. Executive Bonus Plan.	S-1/A	333-204068	10.5	June 8, 2015
10.6+	Employment Agreement between the Registrant and Richard Stollmeyer.	S-1/A	333-204068	10.6	June 8, 2015
10.7+	Employment Agreement between the Registrant and Robert Murphy.	S-1/A	333-204068	10.7	June 8, 2015
10.8+	First Amendment to Employment Agreement between the Registrant and Robert Murphy.	8-K	001-37453	10.1	July 27, 2016
10.9+	Separation Agreement and Release between the Registrant and Robert Murphy.	8-K	001-37453	10.1	August 11, 2016
10.10+	Employment Agreement between the Registrant and Brett White.	S-1/A	333-204068	10.8	June 8, 2015
10.11+	Employment Agreement between the Registrant and Kunal Mittal.	10-Q	001-37453	10.3	November 10, 2016
10.12+	Amendment No. 1 to Employment Agreement between the Registrant and Kunal Mittal.	10-Q	001-37453	10.4	November 10, 2016
10.13+	Employment Agreement between the Registrant and Bradford Wills.	S-1/A	333-204068	10.11	June 8, 2015
10.14+	Employment Agreement between the Registrant and Kimberly Lytikainen.	S-1/A	333-204068	10.12	June 8, 2015
10.15	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of January 12, 2015, as amended.	S-1	333-204068	10.14	May 11, 2015
10.16	Second Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of January 29, 2016.	10-Q	001-37453	10.5	November 10, 2016
10.17	Agreements for Lease of Real Property among the Registrant, Tank Farm Office Park, LLC and the other parties therein.	S-1	333-204068	10.15	May 11, 2015
10.18*	Modification Agreements between the Registrant and Tank Farm Office Park, LLC.
10.19	SLO Tech Campus Triple Net Lease between the Registrant and SLO Tech Campus, LLC, dated as of October 11, 2013.	S-1/A	333-204068	10.16	June 8, 2015
10.20+	MINDBODY, Inc. Outside Director Compensation Policy	S-1/A	333-204068	10.17	June 8, 2015
21.1*	List of subsidiaries of the Registrant

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

*	Filed herewith.

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