Form 10-Q
period 2017-03-31
MINDBODY, Inc.
filed 2017-05-09
CIK 1458962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 5, 2017, the registrant had 36,678,218 shares of Class A common stock, and 4,322,623 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern, among other things, our expectations, strategy, plans or intentions. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain subscribers, including high value subscribers;

•	our ability to deepen our relationships with existing subscribers;

•	our business plan and beliefs and objectives for future operations, including regarding our pricing and pricing model;

•	benefits associated with use of our products and services;

•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;

•	the network effects associated with our business;

•	our ability to increase our revenue and our revenue growth rate;

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. The outcomes of the events described in these forward-looking statements are subject to substantial risks, uncertainties and other factors described in Part II, Item 1A, Risk Factors, and elsewhere, in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MINDBODY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$87,941	$85,864
Accounts receivable	9,886	9,129
Prepaid expenses and other current assets	4,080	3,702
Total current assets	101,907	98,695
Property and equipment, net	32,377	33,104
Intangible assets, net	6,651	2,027
Goodwill	11,583	9,039
Other noncurrent assets	641	650
TOTAL ASSETS	$153,159	$143,515

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,909	$4,827
Accrued expenses and other liabilities	10,708	10,470
Deferred revenue, current portion	5,445	4,859
Other current liabilities	2,148	581
Total current liabilities	23,210	20,737
Deferred revenue, noncurrent portion	3,350	3,269
Deferred rent, noncurrent portion	1,563	1,387
Financing obligation on leases, noncurrent portion	15,329	15,450
Other noncurrent liabilities	310	1,016
Total liabilities	43,762	41,859
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 34,983,995 shares issued and outstanding as of March 31, 2017; 1,000,000,000 shares authorized, 30,820,502 shares issued and outstanding as of December 31, 2016	—	—
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 5,973,301 shares issued and outstanding as of March 31, 2017; 100,000,000 shares authorized, 9,777,757 shares issued and outstanding as of December 31, 2016	—	—
Additional paid-in capital	300,877	289,317
Accumulated other comprehensive loss	(210)	(300)
Accumulated deficit	(191,270)	(187,361)
Total stockholders' equity	109,397	101,656
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$153,159	$143,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$42,214	$32,006
Cost of revenue	12,019	9,972
Gross profit	30,195	22,034
Operating expenses:
Sales and marketing	16,334	13,229
Research and development	8,648	7,417
General and administrative	8,686	7,523
Total operating expenses	33,668	28,169
Loss from operations	(3,473)	(6,135)
Interest expense, net	(214)	(312)
Other expense, net	(80)	(74)
Loss before provision for income taxes	(3,767)	(6,521)
Provision for income taxes	142	73
Net loss	(3,909)	(6,594)
Net loss per share, basic and diluted	$(0.10)	$(0.17)
Weighted-average shares used to compute net loss per share, basic and diluted	40,756,528	39,450,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,909)	$(6,594)
Other comprehensive gain (loss), net of taxes:
Change in cumulative translation adjustment	90	48
Comprehensive loss	$(3,819)	$(6,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,909)	$(6,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,090	1,848
Stock-based compensation expense	2,497	1,913
Other	(9)	248
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(721)	(1,381)
Prepaid expenses and other current assets	(376)	(203)
Other assets	12	21
Accounts payable	294	(434)
Accrued expenses and other liabilities	327	1,125
Deferred revenue	652	715
Deferred rent	176	44
Net cash provided by (used in) operating activities	1,033	(2,698)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,406)	(1,137)
Acquisition of business	(1,450)	—
Net cash used in investing activities	(2,856)	(1,137)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	1,510	1,679
Proceeds from exercise of equity awards	2,408	302
Repayment on financing and capital lease obligations	(100)	(87)
Other	(33)	(33)
Net cash provided by financing activities	3,785	1,861
Effect of exchange rate changes on cash and cash equivalents	115	20
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,077	(1,954)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,864	93,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,941	$91,451
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$51	$31
Cash paid for interest	310	324
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Earnout in business combination deemed part of total purchase consideration	5,142	—
Unpaid equipment purchases	559	2,903
Unpaid acquisition consideration held back to satisfy potential indemnification claims	750	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
MINDBODY, Inc. ("MINDBODY" or the "Company") was incorporated in California in 2004 and reincorporated in Delaware in March 2015. MINDBODY is headquartered in San Luis Obispo, California and has operations in the United States, the United Kingdom, and Australia.
MINDBODY and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a provider of cloud-based business management software for the wellness services industry and a growing consumer brand. Its integrated software and payments platform helps business owners in the wellness services industry run, market and build their businesses. MINDBODY enables the consumers to evaluate, engage, and transact with local businesses in its marketplace.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles (GAAP), which include the accounts of MINDBODY and its wholly owned foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and following the requirements of the Securities and Exchange Commission (SEC), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2017. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.
These condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2016 included in the Annual Report on Form 10-K (the "Annual Report"), which was filed with the SEC on March 1, 2017.
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
Concentration of Credit Risk
As of March 31, 2017, one customer represented 18% of the accounts receivable balance. As of December 31, 2016, one customer represented 15% of the accounts receivable balance. No single customer represented over 10% of revenue for any of the periods presented in the consolidated statements of operations.

Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies, other than the adoption of Accounting Standards Update (ASU) 2016-09 described below and in Note 9, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued and Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to Clarifying the Definition of a Business. The new guidance clarifies whether transactions should be accounted for as acquisitions of assets or businesses. To be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of the new guidance may have a material impact on the Company’s consolidated financial statements if it enters into future business combinations.

In January 2017, the FASB issued authoritative guidance related to Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of the new guidance to have a material impact on the Company's consolidated financial statements.

On March 30, 2016, the FASB issued authoritative guidance related to employee share-based payment transactions. The new guidance requires entities to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and provides guidance on the related cash flow presentation. The new guidance also allows entities to make an accounting policy election to either continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. The new guidance also stipulates that the net settlement of an award for statutory tax withholding purposes would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. Effective January 1, 2017, we adopted this standard. In accordance with this standard, we elected to continue our historical approach of estimating forfeitures during the award vesting period. The adoption of this standard did not have a material effect on our consolidated financial statements for the three months ended March 31, 2017. See Note 9 for further discussion.
In May 2014, the FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services (ASC 606).  ASC 606 also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2016, the FASB issued an update, clarifying ASC 606, related to identifying performance obligations and licensing implementation guidance contained in ASC 606. In May 2016, the FASB issued an update that provides narrow scope improvements and practical expedients related to ASC 606. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract.  The new guidance could impact the Company’s timing of expensing incremental costs of obtaining a contract, such as sales commissions. The Company has identified certain sale commission structures that might qualify for capitalization upon adoption of the new standard and is currently in the process of evaluating these sale commission structures, the potential impact, and the period over which to amortize these costs, if they qualify for capitalization. The Company also has determined that another potential area of impact is revenue recognition on one contract which includes contingent amounts of variable consideration that it was precluded from recognizing because of the requirement for amounts to be “fixed or determinable” under SAB Topic 13. It is expected that ASC 606 will require the Company to estimate these amounts. As a result, the Company expects to recognize revenue earlier under ASC 606 than it would have done under current guidance. The Company is still in the process of completing its assessment of the impact of adopting this new guidance on revenue recognition, but it is not expected to have a material impact. The Company will adopt this new guidance in the first quarter of 2018 by recognizing any cumulative effect on revenue in the opening balance of retained earnings.

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
The following table sets forth the fair value of the Company’s financial assets re-measured on a recurring basis, by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$82,453	$—	$—	$82,453

Equity:
Acquisition-related contingent consideration(2)	$—	$—	$5,142	$5,142

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$81,878	$—	$—	$81,878

(1)
The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds. All such assets as of March 31, 2017 and December 31, 2016 were recorded based on Level 1 inputs.

(2)
The contingent consideration related to the Lymber Acquisition (Note 4) is recorded as equity and is not subject to remeasurement. Fair Value was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company determined the fair value of the contingent consideration by discounting payments that are calculated based on Lymber’s projected future gross profit scenarios using the Monte Carlo simulation. The significant inputs used in the fair value measurement of contingent consideration are the timing and amount of gross profit in the respective periods (Note 4) and the discount rate.

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.

3. BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computer equipment	$18,307	$17,262
Leasehold improvements	11,218	11,123
Capitalized software development costs	1,877	1,877
Office equipment	2,632	2,668
Software licenses	3,256	3,258
Building, leased	16,438	16,438
Property and equipment – gross	53,728	52,626
Less: accumulated depreciation and amortization	(21,351)	(19,522)
Property and equipment – net	$32,377	$33,104
Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the three months ended March 31, 2017 and 2016 was $1,909,000 and $1,692,000, respectively.
The Company amortized software development costs of $7,000 and $80,000 during the three months ended March 31, 2017 and 2016, respectively. The net book value of capitalized software development costs was $13,000 and $20,000 as of March 31, 2017 and December 31, 2016, respectively.
The Company occupies office space constructed under a build-to-suit lease arrangement for which the Company is considered the “deemed owner” for accounting purposes. As such, building costs were recorded to “Building, leased” within “Property and equipment, net” and a related financing obligation was recorded in April 2015, when the Company began to occupy the building.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll	$6,413	$6,072
Accrued vacation	2,527	2,069
Employee stock purchase plan contributions	508	1,171
Other liabilities	1,260	1,158
Total accrued expenses and other liabilities	$10,708	$10,470
4. BUSINESS COMBINATION
Lymber
On March 27, 2017, the Company completed the acquisition of substantially all of the assets of Lymber Wellness, Inc. (“Lymber”), a privately held API partner that specializes in yield management solutions for class and appointment based businesses. Lymber's technology enables business owners to set dynamic pricing parameters for class and appointment sessions.  The technology identifies open class and appointment inventory, and automatically adjusts session prices in real time to match supply and demand.

The total purchase consideration for these assets was $7,342,000, which included cash consideration of $2,200,000, of which $250,000 and $500,000 are recorded in other current liabilities for purchase consideration which has been held back by the Company for a period of six (6) and twelve (12) months, respectively, to satisfy potential indemnification claims, and a contingent consideration with a fair value of approximately $5,142,000, of which $1,304,000 and $3,838,000 are expected to be earned in 2018 and 2019 respectively, payable in Class A common stock. This consideration is contingent upon Lymber’s product achieving certain levels of gross profit, measured annually, in 2018 and 2019, respectively, and the fair value of the equity classified contingent consideration was measured using a Monte Carlo simulation with various unobservable market data inputs, which are Level 3 measurements.

The acquisition of Lymber was accounted for in accordance with the acquisition method of accounting for business combinations with MINDBODY as the accounting acquirer. Acquisition-related costs incurred and expensed by the Company were immaterial and were included within general and administrative expenses on the consolidated statements of operations. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill of $2,544,000 was allocated to the Company’s one operating segment and represents 35% of the total purchase consideration. Goodwill is primarily attributable to expanded market opportunities from selling and integrating Lymber’s yield management solution with the Company’s other offerings and the associated assembled workforce acquired. Goodwill is amortized over 15 years for tax purposes.

The acquisition provided the Company with acquired intangible assets representing internally developed software/technology. The fair value of the acquired intangible asset was determined based on the income approach and discounted cash flow/excess earnings method and is subject to amortization on a straight-line basis over its remaining useful life of five years.

The allocation of the purchase price consideration is as follows (in thousands):

Amount
Intangible asset – developed software/technology	$4,798
Goodwill	2,544
Fair value of total purchase consideration	$7,342

The results of Lymber are included in the Company's consolidated statements of operations since the acquisition date, including revenues and net loss, and were not material. Pro forma results of operations have not been presented because the acquisition was not material to the Company's results of operations.

Contemporaneous to signing the Asset Purchase Agreement, the stockholders of Lymber amended the existing company charter, to effectively increase the distribution of ownership interest to existing stockholders who continued as employees with MINDBODY.   The change in the ownership interest is viewed to have benefited MINDBODY, and as such, a portion of the contingent consideration discussed above is attributed to post-acquisition expense. The approximate fair value of this consideration is $2,547,000, of which $646,000 and $1,901,000 relate to the 2018 and 2019 earnouts, respectively. This post-acquisition expense will be recorded as non-cash operating expense over the requisite service periods.

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
The total purchase consideration of $5,388,000 consisted of the payment of $4,888,000 in cash, $750,000 recorded in other current liabilities for purchase consideration which has been held back by the Company for a period of eighteen (18) months, payable March 1, 2018, to satisfy potential indemnification claims, and the issuance of 28,959 shares of the Company’s Class A common stock at a total acquisition date fair value of $500,000.

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
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually in the fourth quarter of the financial year. The Company has recorded goodwill and other intangible assets as a result of its business acquisitions of Lymber on March 27, 2017 and HealCode on September 1, 2016. The goodwill balance was $11,583,000 as of March 31, 2017 and $9,039,000 as of December 31, 2016. There have been no impairment charges recorded against goodwill.
The Company’s intangible assets consisted of the following (in thousands except years):

	March 31, 2017
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3 to 5	7,529	(878)	6,651
Total intangible assets		$7,949	$(1,298)	$6,651

	December 31, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3 to 5	2,731	(704)	2,027
Total intangible assets		$3,151	$(1,124)	$2,027

Amortization expense for intangible assets with finite lives was $174,000 and $76,000 for the three months ended March 31, 2017 and 2016.

The expected future annual amortization expense of intangible assets as of March 31, 2017 is presented below (in thousands):

Year Ending December 31,
2017 (remaining nine months)	$1,228
2018	1,348
2019	1,322
2020	1,326
2021	1,201
Thereafter	226
Total amortization expense	$6,651
6. DEBT
Credit Facility
On January 12, 2015, the Company entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. The Company has not draw down any amounts under the credit agreement.
7. COMMITMENTS AND CONTINGENCIES
Operating Lease
The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2017 and 2026. Rent expense was $1,343,000 and $1,120,000 for the three months ended March 31, 2017 and 2016, respectively.
Financing Obligation
The Company occupies office space constructed under a 15 year build-to-suit lease arrangement for which the Company is considered the “deemed owner” for accounting purposes. The lease has an initial term of 15 years and the Company has an option to extend the term of the lease for three consecutive terms of five years each. The portion of the lease obligation allocated to the building for accounting purposes is being treated as a financing obligation. The portion of the lease obligation allocated to the land for accounting purposes is being treated as an operating lease. The financing obligation is being settled through the monthly lease payments. In the table below, the remaining future minimum lease payments on the building, leased, include interest of $10,000,000 to be recognized over the remainder of the initial term of the lease agreement. The total financing obligation as of March 31, 2017 is $15,783,000, of which $453,000 is recorded as a current obligation.
Future Minimum Lease Payments
Future minimum lease payments under non-cancelable lease agreements as of March 31, 2017 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2017 (remaining nine months)	$2,670	$1,232	$3,902
2018	3,420	1,679	5,099
2019	3,154	1,729	4,883
2020	3,142	1,781	4,923
2021	2,587	1,835	4,422
Thereafter	10,628	17,527	28,155
Total minimum lease payments	$25,601	$25,783	$51,384

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and data center and communication services as of March 31, 2017 were as follows (in thousands):

Year Ending December 31,
2017 (remaining nine months)	$2,487
2018	3,095
2019	725
2020	—
Total minimum purchase commitments	$6,307

Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
8. COMMON STOCK AND STOCKHOLDER’S EQUITY
Common Stock
Immediately prior to the completion of our initial public offering (IPO), all outstanding shares of common stock were reclassified into 11,305,355 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.000004 per share. The amended and restated certificate of incorporation also:

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
2015 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (2015 Plan) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (2009 Plan).  As of March 31, 2017, there were 6,377,571 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2017, the number of shares available for issuance under the 2015 Plan was increased by 2,029,912 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of March 31, 2017, options to purchase 1,110,418 shares of Class A common stock and 987,646 restricted stock units (RSUs) which will be settled in shares of Class A common stock remained outstanding under the 2015 Plan.

The 2015 Plan provides for the grant of non-statutory stock options, restricted stock awards (RSAs), RSUs, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Neither RSAs nor RSUs require payment from the employee or service provider. Each RSA and RSU represents the right to receive one share of the Company’s Class A common stock upon vesting or settlement, as applicable. The RSUs generally vest over a period of approximately four years. These awards are contingent upon the related employees’ continuous employment with us. As such, compensation expense is being recorded over the requisite service period of approximately four years.
The acquisition of Fitness Mobile Apps, on February 2, 2015, included an obligation to issue up to 207,234 shares of the Company’s Class A common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and continuous employment with the Company. During the year ended December 31, 2016, this contingency was satisfied and 207,234 shares were issued pursuant to the 2015 Plan and were fully vested on February 22, 2016. The related stock-based compensation expense was recorded ratably over the respective service period that ended during the year ended December 31, 2016.
2015 Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan (2015 ESPP) became effective on June 2, 2015. As of March 31, 2017, there were 1,171,960 shares of Class A common stock available for issuance under the 2015 ESPP. The number of shares available for sale under the 2015 ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2017, the number of shares available for issuance under the 2015 ESPP was increased by 405,982 shares of Class A common stock.
Under the 2015 ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The 2015 ESPP provides for 24 month offering periods. Each offering period includes purchase periods, which are approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. The Company commenced its first offering period under the 2015 ESPP on June 18, 2015. Employees purchased 132,216 shares of Class A common stock for an aggregate cost of $1,510,000 under the 2015 ESPP during the three months ended March 31, 2017.
2009 Stock Option Plan
The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of March 31, 2017, options to purchase 2,877,738 shares of Class B common stock remained outstanding under the 2009 Plan.
RSU and RSA Activity
A summary of the activity for the Company’s RSUs and RSAs is presented below (in thousands, except share numbers, per share amounts, and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested balance – December 31, 2016	743,693	$14.49	3.8	$15,841
Granted	286,445	25.21
Vested	(350)	27.45
Forfeited	(42,142)	17.13
Unvested balance – March 31, 2017	987,646	$17.48	3.2	$27,111

As of March 31, 2017, there was a total of $14,633,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.2 years.
Stock Option Activity
A summary of the activity for the Company’s stock option plans during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except shares, per share amounts, contractual life and years):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2016	3,843,276	$10.93		7.5	$39,902
Granted	442,229	25.15	$10.97
Exercised	(221,638)	10.88			3,673
Forfeited or cancelled	(75,711)	15.91
Outstanding – March 31, 2017	3,988,156	$12.42		7.4	$59,959
Exercisable – March 31, 2017	2,100,251	$8.62		6.3	$39,546
Vested and expected to vest – March 31, 2017	3,941,150	$12.39		7.4	$59,369

The total fair value of options vested during the three months ended March 31, 2017 and 2016 was $1,585,000 and $1,287,000, respectively.

As of March 31, 2017, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $13,522,000, which is expected to be recognized over a weighted-average period of 2.7 years.
Other Stock-Based Compensation
During the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $15,000 and $271,000, respectively, attributed to post-acquisition services that are payable in shares of the Company’s common stock.
Stock-Based Compensation

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Company’s stock options:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	5.8	5.8
Expected volatility	44%	45%
Risk-free interest rate	2.0%	1.3% - 1.5%
Dividend yield	0%	0%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	35% - 39%	39% - 42%
Risk-free interest rate	0.59% - 1.22%	0.46% - 0.78%
Dividend yield	0.0%	0.0%
Total Stock-Based Compensation Expense

Total stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$261	$215
Sales and marketing	506	583
Research and development	527	495
General and administrative	1,203	620
Total stock-based compensation expense	$2,497	$1,913

9. INCOME TAXES
The Company recorded an income tax expense of $142,000 for the three months ended March 31, 2017. This tax expense is largely attributable to the deferred tax liability associated with the amortization of indefinite lived intangible assets and foreign income taxes associated with the Company’s operations in the United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.
The Company’s effective federal tax rate for the three months ended March 31, 2017 was negative 3.8%, primarily as a result of tax amortization of indefinite lived intangible assets.
The Company implemented ASU 2016-09 during the first quarter of 2017 as stipulated in the FASB guidance for publicly traded entities. To account for the implementation of ASU 2016-09, the Company accounted for previously unrecognized excess tax benefits by recognizing those benefits during the first quarter of 2017. Due to the Company’s full valuation allowance, this recognition has no effect on the net accrual after the valuation allowance.
10. NET LOSS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(3,909)	$(6,594)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.17)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,756,528	39,450,020

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of March 31,
	2017	2016
Shares subject to outstanding stock options and employee stock purchase plan	4,022,268	4,684,111
Shares subject to outstanding restricted stock units	987,646	197,704
Total	5,009,914	4,881,815
11. SEGMENTS AND INFORMATION BY GEOGRAPHIC LOCATION
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
Revenue
The following table presents the Company’s total revenue by category (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription and services	$24,953	$19,257
Payments	16,750	12,151
Product and other	511	598
Total revenue	$42,214	$32,006

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$34,426	$26,787
Other	7,788	5,219
Total	$42,214	$32,006

Substantially all of the Company’s assets were attributable to operations in the United States as of March 31, 2017 and December 31, 2016.

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

Overview
We are the leading provider of cloud-based business management software for the wellness services industry and a growing consumer brand, with approximately 60,000 local business subscribers on our platform in over 130 countries and territories. These subscribers provide a variety of wellness services to over 35 million active consumers as of March 31, 2017. We are also a leading payments platform dedicated to the wellness services industry transacting approximately $1.9 billion and $1.5 billion on our payments platform for the three months ended March 31, 2017 and 2016, respectively, representing a 22% increase year over year.
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
We offer our software platform to our subscribers as a subscription-based service.  Historically, our software subscription pricing was based on the number of professionals employed by our subscribers.  In 2015, after substantial market testing and development, we began pricing our software subscriptions for new subscribers based on software functionality.  In the first quarter of 2017, we refined our subscriber growth strategy to focus on high value subscribers, which we define as our subscribers on the Starter and above software tiers. In connection with this strategy, as of January 1, 2017, we stopped selling the Solo software tier to new subscribers and we increased monthly subscription pricing across all of our software tiers. In addition, in the first quarter of 2017, we focused our sales and marketing resources in countries where we have strong existing subscriber bases, including the United States, Canada, the United Kingdom, Ireland, Australia, New Zealand, Hong Kong, and Singapore.
We intend to continue scaling our organization in order to meet the needs of our subscribers. We have invested and expect to continue to invest in our sales and marketing teams to sell our platform globally, including, in particular, in the countries where we have strong existing subscriber bases. A key element of our growth strategy is the continuous enhancement and expansion of our software and payments platform by developing and implementing new features and functionality. Through consistent innovation and strategic acquisitions, we have increased both the number of subscribers and the revenue we generate from our subscribers over time. We plan to continue to enhance our software architecture and enhance and expand our platform through ongoing investments in research and development and by pursuing strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future, including investments we expect to make in connection with our recent acquisition of Lymber Wellness, Inc. We also expect to continue to make investments in both our data center infrastructure and our customer service and subscriber onboarding teams to meet the needs of our growing user base. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of, and in preparation for, our expected increase in sales, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.
During the three months ended March 31, 2017 and 2016, our revenue was $42.2 million and $32.0 million, representing year-over-year growth of 32%. Our net loss was $3.9 million and $6.6 million during the three months ended March 31, 2017 and 2016, respectively. Our Adjusted EBITDA was positive $1.1 million and negative $2.4 million during the three months ended March 31, 2017 and 2016, respectively. For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.” During the three months ended March 31, 2017 and 2016 approximately 82% and 84% of our revenue came from the United States, respectively. Our employee headcount increased to 1,444 employees as of March 31, 2017, from 1,282 as of March 31, 2016, of which approximately 26% are engaged in supporting existing subscribers and approximately 55% are engaged in increasing our subscriber base, growing our consumer brand or developing future products.
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

	As of and for the Three Months Ended March 31,
	2017	2016
Subscribers (end of period)	59,919	53,603
Average monthly revenue per subscriber	$230	$201
Payments volume (in billions)	$1.87	$1.52
Dollar-based net expansion rate (end of period)	109%	113%

•
Subscribers. Subscribers are defined as unique physical business locations or individual practitioners who have active subscriptions to our platform as of the end of the period. We believe the number of subscribers is one indicator of the growth of our platform, but the revenue contribution of individual subscribers can vary widely. For example, the vast majority of our revenue is generated from our high value subscribers. As of March 31, 2017, we had 5,841 subscribers on our Solo software tier, and 54,078 subscribers on our Starter and above software tiers, which we refer to as our "high value subscribers."  Growth in the number of our high value subscribers depends, in part, on our ability to successfully develop and market our platform to wellness businesses and their consumers who have not yet become part of our network. While growth in the number of subscribers can be an important indicator of expected revenue growth, it also informs our management’s decisions with respect to the areas of our business that will require further investment in order to support expected future growth. For example, as the number of subscribers increases, we may need to increase the headcount in our customer support organization, and also increase our IT infrastructure capital expenditures in order to maintain the effectiveness of our platform and the performance of our software for our subscribers and their consumers. The number of subscribers has increased year over year, and we expect the number of subscribers to continue to increase over time. However, the impact of our refined subscriber growth strategy has and could continue to cause the total number of subscribers to fluctuate from quarter to quarter. For example, as of January 1, 2017, we stopped selling the Solo software tier to new subscribers and increased pricing across all of our software tiers, and during the first quarter of 2017, we concentrated our sales and marketing resources on high value subscribers in specific countries, all of which we believe contributed to a decrease in the total number of subscribers by 466, or less than 1%, sequentially as of March 31, 2017. The total number of our high value subscribers increased by 1,084, or more than 2%, sequentially as of March 31, 2017.  The growth rate of the number of subscribers declined as of March 31, 2017 compared to March 31, 2016 and may continue to do so in the future as the size of our subscriber base increases and we make changes to our pricing and subscription offerings.

•
Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the applicable period, divided by the number of months in the period. For example, the ARPS measurement period in the table above was measured over each of the three months ended March 31, 2017 and March 31, 2016. ARPS increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and we expect it to continue to increase in the future, although we expect the growth rate to fluctuate over time.

•
Payments Volume. We believe that payments volume is an indicator of the underlying current health of our subscribers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our subscribers and their consumers utilizing our payments platform. Payments volume increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and we expect it to continue to increase in the future.  The growth rate in payments volume decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and we expect it to fluctuate over time.

•
Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a subscriber relationship. We can achieve this by focusing on delivering value and functionality that retains our existing subscribers and by expanding the revenue derived from our subscribers over the lifetime of the relationship by selling higher value subscriptions to lower tiered subscribers, through the utilization of our premium customer support offering, by increasing the value of transactions processed through our payments platform, and through services provided by our API and technology partners. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our subscribers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription and services and payments revenue for a set of subscriber accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription and services and payments revenue of our subscriber base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription and services and payments revenue of the same subscriber base included in our measure of base revenue at the end of the period being measured. We expect our dollar based net expansion rate to fluctuate over time.
Non-GAAP Financial Measure
Adjusted EBITDA
To provide investors with additional information regarding our financial results prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have presented Adjusted EBITDA, which is a non-GAAP financial measure defined by us as our net loss before stock-based compensation expense, depreciation and amortization, provision for income taxes, and other expense, net, which consisted of interest expense, net, and other expense, net. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(3,909)	$(6,594)
Stock-based compensation expense	2,497	1,913
Depreciation and amortization	2,090	1,848
Provision for income taxes	142	73
Other expense, net	294	386
Adjusted EBITDA	$1,114	$(2,374)
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
Our total revenue consists of the following:

•
Subscription and services. Subscription and services revenue is generated primarily from sales of subscriptions to our cloud-based business management software for the wellness services industry. The majority of subscription fees are prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis. Additionally, our subscribers can choose to enter into a separate contract with our technology partners to purchase additional features and functionality. We receive a revenue share from these arrangements from our technology partners, which is recognized when earned. We also earn revenue from API partners for subscriber site access, data query, and consumer bookings through our platform. The revenue from API partners is recognized when earned. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts invoiced in excess of revenue recognized are deferred. Service revenue is generated primarily through our premium customer support offering and is recognized in the period in which it is earned. We expect our subscription and services revenue to increase over time as we continue to increase the number of our subscribers, increase the average monthly subscription revenue per subscriber, and increase our revenue from our technology and API partners.

•
Payments. We earn payments revenue from revenue share arrangements with third-party payment processors on transactions between our subscribers who utilize our payments platform and their consumers. These payment transactions are generally related to purchases of classes, memberships, goods or services through a subscriber’s website, at its business location, and through the MINDBODY app. These transaction fees are recorded as revenue on a net basis when the payment transactions occur. We expect our payments revenue to increase in absolute dollars as we add new subscribers who utilize our payments platform and as existing subscribers increase the volume of transactions that they process through our payments platform.

•
Product and other. We offer various point-of-sale system products and physical gift cards to our subscribers. Product and other revenue is recognized upon the delivery of these products to our subscribers.

Cost of Revenue
Cost of revenue primarily consists of costs associated with personnel and related infrastructure for operation of our cloud-based business management platform, data center operations, global customer support and onboarding services, payment processing for subscribers that pay via credit card, and allocated overhead. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Overhead consists of certain facilities costs, depreciation expense, amortization expense associated with acquired intangible assets, information technology costs, and impairment charges for acquired intangible assets and internally developed software.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses.

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

Other Income and Expenses
Our other income and expenses line items consist of interest expense, net, and other expense, net.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$42,214	$32,006
Cost of revenue(1)	12,019	9,972
Gross profit	30,195	22,034
Operating expenses:
Sales and marketing(1)	16,334	13,229
Research and development(1)	8,648	7,417
General and administrative(1)	8,686	7,523
Total operating expenses	33,668	28,169
Loss from operations	(3,473)	(6,135)
Interest expense, net	(214)	(312)
Other expense, net	(80)	(74)
Loss before provision for income taxes	(3,767)	(6,521)
Provision for income taxes	142	73
Net loss	$(3,909)	$(6,594)

	Three Months Ended March 31,
	2017	2016
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	28%	31%
Gross profit	72%	69%
Operating expenses:
Sales and marketing	39%	41%
Research and development	20%	23%
General and administrative	21%	24%
Total operating expenses	80%	88%
Loss from operations	(8)%	(19)%
Change in fair value of preferred stock warrant	—%	—%
Interest expense, net	(1)%	(1)%
Other expense, net	—%	—%
Loss before provision for income taxes	(9)%	(20)%
Provision for income taxes	—%	(1)%
Net loss	(9)%	(21)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$261	$215
Sales and marketing	506	583
Research and development	527	495
General and administrative	1,203	620
Total stock-based compensation expense	$2,497	$1,913

Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$24,953	$19,257	$5,696	30%
Payments	$16,750	$12,151	4,599	38%
Product and other	$511	$598	(87)	(15)%
Total revenue	$42,214	$32,006	$10,208	32%

Revenue increased $10.2 million, or 32%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  Subscription and services revenue increased $5.7 million, or 30%, of which $5.6 million was due to a 12% increase in the number of subscribers to 59,919 as of March 31, 2017 from 53,603 as of March 31, 2016 combined with the impact of pricing increases and the impact of additional product offerings. Payments revenue increased $4.6 million, or 38%, due to an increase in the volume of transactions processed by our subscribers combined with an increase in the number of subscribers that utilize our payments platform as well as an increase in the value retained from payments transactions.
.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$12,019	$9,972	$2,047	21%
Gross margin	72%	69%

Cost of revenue increased $2.0 million, or 21%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to a $1.3 million increase in personnel-related expenses and a $0.7 million increase in infrastructure costs due to an increase in headcount to support the growing number of subscribers. As of March 31, 2017, we had 510 employees dedicated to data center operations, global customer support and onboarding services as compared to 472 employees as of March 31, 2016.
The increase in gross margin, or gross profit as a percentage of revenue, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily driven by growth in the number of subscribers and average revenue per subscriber, combined with our leveraging of our existing infrastructure to support the growth.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$16,334	$13,229	$3,105	23%

Sales and marketing expense increased $3.1 million, or 23%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to a $2.7 million increase in personnel-related expenses due to an increase in headcount and an expansion of our sales efforts to increase both the number of subscribers and average revenue per subscriber, as well as a $0.4 million increase in promotional spending.

As of March 31, 2017, we had 564 employees dedicated to sales and marketing as compared to 445 employees as of March 31, 2016.
Research and Development

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$8,648	$7,417	$1,231	17%

Research and development expense increased $1.2 million, or 17%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to a $1.0 million increase in personnel-related expenses due to compensation increases as well as the hiring of more experienced employees.

As of March 31, 2017, we had 225 employees dedicated to research and development as compared to 233 employees as of March 31, 2016.
General and Administrative

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
General and Administrative	$8,686	$7,523	$1,163	15%

General and administrative expense increased $1.2 million, or 15%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in personnel-related expenses.

As of March 31, 2017, we had 145 employees dedicated to general and administrative as compared to 132 employees as of March 31, 2016.
Other Expense, net, and Income Taxes Expense

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest expense, net	214	312	(98)	(31)%
Other expense, net	80	74	6	8%
Provision for income taxes	142	73	69	95%

The decrease in net interest expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to increased interest income earned on our investments in money market funds.
Liquidity and Capital Resources
As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $87.9 million and $85.9 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.
In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20 million for working capital and general business requirements. We have not drawn down any amounts under the loan agreement.

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
The following table summarizes our cash and cash equivalents and our cash flows as of and for the periods presented:

	As of March 31,
	2017	2016
Cash and cash equivalents	$87,941	$91,451

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in) operating activities	1,033	(2,698)
Cash used in investing activities	(2,856)	(1,137)
Cash provided by financing activities	3,785	1,861

Operating Activities
During the three months ended March 31, 2017, operating activities provided $1.0 million, primarily as a result of $4.6 million of non-cash expenses included in our net loss of $3.9 million, and $0.4 million provided by the net change in operating assets and liabilities. The non-cash expenses primarily consisted of $2.5 million of stock-based compensation expense and $2.1 million of depreciation and amortization expense. The net change in operating assets and liabilities was primarily a result of a $0.6 million increase in accounts payable, accrued expenses, and other liabilities and a $0.7 million increase in deferred revenue, which were partially offset by a $0.7 million increase in accounts receivable, and a $0.4 million increase in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses, and other liabilities was due to the increase in headcount and the timing of payments to our vendors and employees.
During the three months ended March 31, 2016, operating activities used $2.7 million, primarily as a result of our net loss of $6.6 million which was offset by $4.0 million of non-cash expenses. Non-cash expenses primarily consisted of $1.9 million of stock-based compensation expense and $1.8 million of depreciation and amortization expense. The change in net operating assets and liabilities was primarily a result of a $0.7 million increase in accounts payable, accrued expenses, and other liabilities due to the increase in headcount and the timing of payments to our vendors and contributions from our employees under our employee stock purchase plan, and a $0.7 million increase in deferred revenue, which were offset by a $1.4 million increase in accounts receivable.
Investing Activities
During the three months ended March 31, 2017, investing activities used $2.9 million as a result of $1.4 million purchases of property and equipment and $1.5 million cash paid in a business acquisition.
During the three months ended March 31, 2016, investing activities used $1.1 million as a result of purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2017, net cash provided by financing activities was $3.8 million, consisting primarily of the exercise of equity awards of $2.4 million and proceeds from our employee stock purchase plan of $1.5 million.
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
Off Balance Sheet Arrangements
As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no material changes in our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the adoption of Accounting Standards Update 2016-09 “Improvements to Employee Share-Based Payment Accounting” effective January 1, 2017 described in Note 1 - “Summary of Business and Significant Accounting Policies” and Note 9 - “Income Taxes" contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
We have incurred a net loss in each year since our inception, including a net loss of $23.0 million, $36.1 million and $24.6 million in the years ended December 31, 2016, 2015 and 2014, respectively, and $3.9 million and $6.6 million in the three months ended March 31, 2017 and 2016, respectively. For the years ended December 31, 2016, 2015 and 2014, our revenue was $139.0 million, $101.4 million and $70.0 million, respectively, representing a 37% and 45% growth rate, respectively. For the three months ended March 31, 2017 and 2016, our revenue was $42.2 million and $32.0 million, respectively, representing a 32% growth rate. Our historical revenue growth rates are not necessarily indicative of future growth, and we may not achieve similar revenue growth rates in future periods.
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
To grow our business, we must develop features, products and services that reflect the changing nature of business management software and expand beyond our core scheduling and point-of-sale functionality to other areas of managing relationships with our subscribers, as well as their relationships with their consumers.  For example, in 2013, we expanded our platform to include MINDBODY Connect (now the MINDBODY app), and in 2015 we introduced the MINDBODY Marketing Platform (now the MINDBODY Network) and began providing automated marketing functionality with our higher-priced subscriptions.  The success of these and any other enhancements to our platform depends on several factors, including timely completion, adequate quality testing and sufficient subscriber or consumer demand.  Any new feature, product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the market acceptance necessary to generate sufficient revenue.  If we are unable to successfully develop new features, products or services, meet the demands of our subscribers for features, products and services that meet their business needs and are easy to use and deploy, or enhance our existing platform to meet subscriber requirements, our ability to achieve widespread market acceptance of our platform will be undermined, and our business, results of operations, financial condition and growth prospects will be adversely affected.
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
The vast majority of our subscription revenue is derived from subscriptions to our platform that have monthly terms.  For us to maintain or improve our operating results, it is important that our subscribers renew their subscriptions each month.  Our retention rate may decline or fluctuate as a result of a number of factors, including our subscribers’ satisfaction with our platform, our customer support, our prices, the prices of competing software systems, system uptime, network performance, data breaches, mergers and acquisitions affecting our subscriber base, the effects of global economic conditions and the strength of our subscribers' businesses.  For example, in January 2017, we stopped selling our Solo software tier and increased the monthly subscription pricing across all of our software tiers, which we believe contributed to the sequential decline in the total number of subscribers as of March 31, 2017. While we believe that our refined subscriber growth strategy to target high value subscribers will contribute to our revenue growth over time, we cannot guarantee that our subscribers will continue to renew their subscriptions. If our subscribers, and in particular our high value subscribers, do not renew their subscriptions or renew but shift to lower priced software subscriptions, our revenue may decline and we may not realize improved operating results from our subscriber base.
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
Further, many foreign countries and governmental bodies, including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction.  Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. These laws and regulations often are more restrictive than those in the United States and are subject to significant changes.  For example, with regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area to the United States. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. In July 2016, the European Union and the United States announced the adoption of a new framework for legitimizing trans-Atlantic data flows, the EU-U.S. Privacy Shield. In September 2016, we self-certified with the U.S. Department of Commerce under the EU-U.S. Privacy Shield as a replacement to the now invalid EU-U.S. Safe Harbor Framework. Notwithstanding this certification, uncertainty remains as to whether the EU-U.S. Privacy Shield and other legal mechanisms for the lawful transfer of data from the European Union to the United States will withstand legal challenges, whether from regulators or private parties. If our privacy and data policies and practices, are, or are perceived to be, insufficient or if our customers have concerns regarding the transfer of data from the European Union to the United States, customer demand for our platform could decline and our business could be negatively impacted.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.  For example, in April 2016, the EU Parliament adopted the General Data Protection Regulation, or GDPR, which, among other things, imposes more stringent data protection requirements and provides for greater penalties for noncompliance and is expected to take effect in May 2018.  Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our subscribers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our subscriber base and increase our revenue.  New laws (including, among others, the GDPR), amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations.  In view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.  Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.  We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.  Moreover, in March 2017, the U.K. government invoked Article 50 of the Lisbon Treaty to initiate the process to leave the European Union, which follows the results of the referendum in June 2016 in which the United Kingdom voted to leave the European Union.  The impact of the foregoing on data and privacy regulations in the United Kingdom remains uncertain. Any of these developments could harm our business, financial condition and results of operations.  Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our subscribers may limit the use and adoption of, and reduce the overall demand for, our platform.  Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.
We are subject to a number of legal requirements, industry standards and contractual obligations regarding security, data protection, and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.
As a service provider to our subscribers, we must comply with a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data.  For example, our solutions must conform, in certain circumstances, to requirements set forth in the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder, which collectively govern the privacy and security of protected health information.  Through the provision of online scheduling services to certain of our clients, we may collect, access, use, maintain and transmit protected health information in ways that may be subject to certain of these laws and regulations.  Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
HIPAA applies to covered entities (e.g., health plans, health care clearinghouses and most health care providers) and to “business associates” of covered entities, which include individuals and entities that provide services for or on behalf of covered entities pursuant to which the service providers may use or access protected health information, as well as subcontractors of business associates who may use or access such information.  Because certain subscribers that are HIPAA-covered entities or HIPAA-business associates may receive and transmit protected health information through our platform, we may be considered to be a business associate or a subcontractor to business associates with respect to these subscribers.  Therefore, under the current HIPAA regulations promulgated by the U.S. Department of Health and Human Services, if we experience a breach of patient information and/or are found to be in violation of HIPAA, the liability rules for business associates and business associates’ subcontractors could result in civil and criminal penalties, including substantial monetary penalties and additional administrative burden if we become subject to a corrective action plan, as well as reputational harm to our business.
The Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule, and the Security Standards for the Protection of Electronic Protected Health Information, or Security Rule, which jointly govern the privacy and security of protected health information, could significantly affect our business.  The Privacy Rule and the Security Rule require the development and implementation of policies, procedures, safeguards and contracts to assure compliance.  We have implemented certain compliance measures, but we may be required to make additional modifications or to document and implement additional policies and procedures to comply with evolving HIPAA rules and our subscribers’ business associate agreements with us.  We may also be required to perform periodic audits and refinements as required by HIPAA and our subscribers’ business associate agreements with us.
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

Our payments platform is a core element of our business.  For the years ended December 31, 2016, 2015 and 2014, our payments platform generated 39%, 37% and 37% of our total revenue, respectively. For the three months ended March 31, 2017 and 2016, our payments platform generated 40% and 38% of our total revenue, respectively. Our future success depends in large part on the continued growth and development of our payments platform.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.
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
We have from time to time, increased the price of our software subscriptions, and may do so again in the future. For example, multiple times over the past three years, including most recently in January 2017, we increased pricing across our subscription tiers, which we believe may have reduced, and in the future may reduce, the number of new subscribers adopting our software and may reduce the retention of existing subscribers. We cannot guarantee that new or existing subscribers will adopt subscriptions at our current prices. In the future, we may be required to further refine our software tiers or customers may migrate to lower tier offerings or leave our platform entirely, which could adversely affect our subscriber numbers, revenue, gross margin, profitability, financial position and cash flow.
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
Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing organization to generate a sufficient pipeline of qualified sales leads and on our direct sales force to close new subscribers.  From March 31, 2016 to March 31, 2017, our sales and marketing organizations increased from 445 to 564 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for similar talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  If our marketing organization does not generate a sufficient pipeline of qualified sales leads and our direct sales force is unable to close subscribers, our business and future growth prospects could be harmed.
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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control.  If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our Class A common stock could decline substantially.  Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new subscribers, retain and increase sales to existing subscribers and satisfy our subscribers’ requirements;

•	the mix of our subscriber base, including the concentration of high value subscribers;

•	the volume of transactions processed on our payments platform;

•	the variability of revenues derived from our partners;

•	the number of new employees added;

•	the rate of expansion and productivity of our sales force;

•	the entrance of new competitors in our market, whether by established companies or new companies;

•	changes in our or our competitors’ pricing policies;

•
the amount and timing of operating costs and capital expenditures related to the expansion of our business, including our sales force, and expenses related to the development or acquisition of technologies or businesses;

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
We estimate that over 35 million active consumers used our platform during the two years ended March 31, 2017. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
In the three months ended March 31, 2017 and 2016, we derived 18% and 16%, respectively, of our revenue from subscribers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
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
We have in the past acquired companies, including our acquisition of HealCode in 2016 and Lymber in 2017, and we may in the future evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future.  We also may enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
Our success and ability to compete depend in part upon our intellectual property.  We currently have eleven pending patent applications, but there is no guarantee that such applications will result in issued patents.  We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, subscribers, partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of March 31, 2017, including, among others, our executive officers, employees and directors and their respective affiliates, collectively held approximately 63.0% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock.  These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2017, we had 35.0 million shares of Class A common stock and 6.0 million shares of Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act, shares held for less than one year in connection with any acquisition for which we did not issue registered shares, and subject in some cases to our insider trading policy.
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
If material weaknesses or control deficiencies occur in the future, and we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our Class A common stock to decline. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.
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

MINDBODY, INC.

Date: May 9, 2017	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Brett White
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