Form 10-Q
period 2017-06-30
MINDBODY, Inc.
filed 2017-08-08
CIK 1458962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number: 001-37453

MINDBODY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1898451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4051 Broad Street, Suite 220
San Luis Obispo, CA 93401
(Address of principal executive offices)(Zip Code)
(877) 755-4279
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of August 4, 2017, the registrant had 42,290,700 shares of Class A common stock, and 4,065,619 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern, among other things, our expectations, strategy, plans or intentions. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain subscribers, including high value subscribers;

•	our ability to deepen our relationships with existing subscribers;

•	our business plan and beliefs and objectives for future operations, including regarding our pricing and pricing model;

•	benefits associated with use of our products and services;

•	our ability to develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;

•	the network effects associated with our business;

•	our ability to increase our revenue or maintain our revenue growth rate;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MINDBODY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$223,792	$85,864
Accounts receivable	9,284	9,129
Prepaid expenses and other current assets	4,845	3,702
Total current assets	237,921	98,695
Property and equipment, net	33,461	33,104
Intangible assets, net	6,245	2,027
Goodwill	11,583	9,039
Other noncurrent assets	604	650
TOTAL ASSETS	$289,814	$143,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,806	$4,827
Accrued expenses and other liabilities	11,723	10,470
Deferred revenue, current portion	5,845	4,859
Other current liabilities	2,261	581
Total current liabilities	25,635	20,737
Deferred revenue, noncurrent portion	3,319	3,269
Deferred rent, noncurrent portion	1,638	1,387
Financing obligation on leases, noncurrent portion	15,197	15,450
Other noncurrent liabilities	490	1,016
Total liabilities	46,279	41,859
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 42,225,817 shares issued and outstanding as of June 30, 2017; 1,000,000,000 shares authorized, 30,820,502 shares issued and outstanding as of December 31, 2016	—	—
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 4,110,108 shares issued and outstanding as of June 30, 2017; 100,000,000 shares authorized, 9,777,757 shares issued and outstanding as of December 31, 2016	—	—
Additional paid-in capital	439,337	289,317
Accumulated other comprehensive loss	(157)	(300)
Accumulated deficit	(195,645)	(187,361)
Total stockholders’ equity	243,535	101,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,814	$143,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$44,107	$33,561	$86,321	$65,568
Cost of revenue	12,738	10,713	24,757	20,685
Gross profit	31,369	22,848	61,564	44,883
Operating expenses:
Sales and marketing	17,362	13,706	33,696	26,935
Research and development	8,802	7,594	17,450	15,011
General and administrative	9,358	7,681	18,044	15,204
Total operating expenses	35,522	28,981	69,190	57,150
Loss from operations	(4,153)	(6,133)	(7,626)	(12,267)
Interest expense, net	(83)	(292)	(297)	(604)
Other expense, net	(21)	(61)	(101)	(136)
Loss before provision for income taxes	(4,257)	(6,486)	(8,024)	(13,007)
Provision for income taxes	118	64	260	137
Net loss	(4,375)	(6,550)	(8,284)	(13,144)
Net loss per share, basic and diluted	$(0.10)	$(0.16)	$(0.20)	$(0.33)
Weighted-average shares used to compute net loss per share, basic and diluted	43,146,930	39,706,473	41,958,305	39,578,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(4,375)	$(6,550)	$(8,284)	$(13,144)
Other comprehensive gain (loss), net of taxes:
Change in cumulative translation adjustment	53	(18)	143	30
Comprehensive loss	$(4,322)	$(6,568)	$(8,141)	$(13,114)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,284)	$(13,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,399	3,658
Stock-based compensation expense	6,010	4,296
Other	(6)	384
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(100)	(1,673)
Prepaid expenses and other current assets	(1,124)	(541)
Other assets	51	11
Accounts payable	695	(73)
Accrued expenses and other liabilities	1,270	1,797
Deferred revenue	1,009	1,483
Deferred rent	247	86
Net cash provided by (used in) operating activities	4,167	(3,716)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,944)	(3,796)
Acquisition of business	(1,450)	—
Net cash used in investing activities	(5,394)	(3,796)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from follow-on public offering	134,528	—
Proceeds from employee stock purchase plan	1,510	1,679
Proceeds from exercise of equity awards	4,637	543
Payment related to shares withheld for taxes	(1,461)	—
Repayment on financing and capital lease obligations	(211)	(188)
Other	(33)	(33)
Net cash provided by financing activities	138,970	2,001
Effect of exchange rate changes on cash and cash equivalents	185	16
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137,928	(5,495)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,864	93,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$223,792	$87,910
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$170	$86
Cash paid for interest	621	650
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Earnout in business combination deemed part of total purchase consideration	5,142	—
Unpaid equipment purchases	783	2,537
Unpaid acquisition consideration held back to satisfy potential indemnification claims	750	—
Unpaid follow-on public offering costs	254	—

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
In May 2017, MINDBODY completed a follow-on public offering in which it issued and sold 5,060,000 shares of Class A common stock at a public offering price of $27.95 per share. MINDBODY received net proceeds of $134,709,000 after deducting underwriters’ discounts and commissions of $6,718,000, but before deducting offering expenses of approximately $432,000.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles (GAAP), which include the accounts of MINDBODY and its wholly owned foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2017. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.
These condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2016 included in the Annual Report on Form 10-K (the “Annual Report”), which was filed with the SEC on March 1, 2017.
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
Concentration of Credit Risk
As of June 30, 2017, one customer represented 15% of the accounts receivable balance. As of December 31, 2016, one customer represented 15% of the accounts receivable balance. No single customer represented over 10% of revenue for any of the periods presented in the consolidated statements of operations.

Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies, other than the adoption of Accounting Standards Update (ASU) 2016-09 described below under the heading Recently Adopted Accounting Pronouncements and in Note 9, as compared to the significant accounting policies described in the Company’s Annual Report.
Recently Adopted Accounting Pronouncements
On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to employee share-based payment transactions. The new guidance requires entities to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and provides guidance on the related cash flow presentation. The new guidance also allows entities to make an accounting policy election to either continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. The new guidance also stipulates that the net settlement of an award for statutory tax withholding purposes would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. Effective January 1, 2017, we adopted this standard. In accordance with this standard, we elected to continue our historical approach of estimating forfeitures during the award vesting period. The adoption of this standard did not have a material effect on our consolidated financial statements for the three and six months ended June 30, 2017.
Recently Issued Accounting Pronouncements
In May 2017, the FASB issued authoritative guidance related to employee share-based payment transactions. The new guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company intends to adopt the guidance on the effective date and does not expect the adoption of the new guidance to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued authoritative guidance related to Clarifying the Definition of a Business. The new guidance clarifies whether transactions should be accounted for as acquisitions of assets or businesses. To be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company intends to adopt the guidance on the effective date and the adoption of the new guidance may have a material impact on the Company’s consolidated financial statements if it enters into future business combinations.
In January 2017, the FASB issued authoritative guidance related to Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt the guidance on the effective date and does not expect the adoption of the new guidance to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued authoritative guidance intended to improve financial reporting about leasing transactions. The new guidance requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning January 1, 2019. The Company is evaluating the impact of the new standard on its consolidated financial statements and anticipates recording certain operating leases on the balance sheet upon adoption.

In May 2014, the FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services (ASC 606).  ASC 606 also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2016, the FASB issued an update clarifying ASC 606, related to identifying performance obligations and licensing implementation guidance contained in ASC 606. In May 2016, the FASB issued an update that provides narrow scope improvements and practical expedients related to ASC 606. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract.  The new guidance could impact the Company’s timing of expensing incremental costs of obtaining a contract, such as sales commissions. The Company has identified certain sale commission structures that might qualify for capitalization upon adoption of the new standard and is currently in the process of evaluating these sale commission structures, the potential impact, and the period over which to amortize these costs, if they qualify for capitalization. The Company also has determined that another potential area of impact is revenue recognition on one contract which includes contingent amounts of variable consideration that it was precluded from recognizing because of the requirement for amounts to be “fixed or determinable” under SAB Topic 13. It is expected that ASC 606 will require the Company to estimate these amounts. As a result, the Company expects to recognize revenue earlier under ASC 606 than it would have done under current guidance. The Company is still in the process of completing its assessment of the impact of adopting this new guidance on revenue recognition, but it is not expected to have a material impact. The Company will adopt this new guidance in the first quarter of 2018 by recognizing any cumulative effect on revenue in the opening balance of retained earnings.

2. FAIR VALUE MEASUREMENTS
The Company measures and reports its cash equivalents at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds.
The following table sets forth the fair value of the Company’s financial assets, by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$219,296	$—	$—	$219,296

Equity:
Acquisition-related contingent consideration(2)	$—	$—	$5,142	$5,142

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$81,878	$—	$—	$81,878

(1)
The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds. All such assets as of June 30, 2017 and December 31, 2016 were recorded based on Level 1 inputs.

(2)
The contingent consideration related to the acquisition of Lymber (Note 4) is recorded as equity and is not subject to remeasurement. Fair value was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company determined the fair value of the contingent consideration by discounting payments that are calculated based on Lymber’s projected future gross profit scenarios using the Monte Carlo simulation. The significant inputs used in the fair value measurement of contingent consideration are the timing and amount of gross profit in the respective periods (Note 4) and the discount rate.

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.
3. BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computer equipment	$19,293	$17,262
Leasehold improvements	11,760	11,123
Capitalized software development costs	2,114	1,877
Office equipment	2,887	2,668
Software licenses	4,174	3,258
Building, leased	16,438	16,438
Property and equipment – gross	56,666	52,626
Less: accumulated depreciation and amortization	(23,205)	(19,522)
Property and equipment – net	$33,461	$33,104
Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the three months ended June 30, 2017 and 2016 was $1,895,000 and, $1,660,000 respectively. Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the six months ended June 30, 2017 and 2016 was $3,804,000 and $3,352,000, respectively.
The Company capitalized software development costs of $237,000 and $78,000 for the three months ended June 30, 2017 and 2016, respectively. The Company capitalized software development costs of $237,000 and $114,000 for the six months ended June 30, 2017 and 2016, respectively. The Company amortized software development costs of $7,000 and $75,000 during the three months ended June 30, 2017 and 2016, respectively. The Company amortized software development costs of $14,000 and $155,000 during the six months ended June 30, 2017 and 2016, respectively. The net book value of capitalized software development costs was $243,000 and $20,000 as of June 30, 2017 and December 31, 2016, respectively.
The Company occupies office space constructed under a build-to-suit lease arrangement for which the Company is considered the “deemed owner” for accounting purposes. As such, building costs were recorded to “Building, leased” within “Property and equipment, net” and a related financing obligation was recorded in April 2015, when the Company began to occupy the building.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll	$6,291	$6,072
Accrued vacation	2,582	2,069
Employee stock purchase plan contributions	1,374	1,171
Other liabilities	1,476	1,158
Total accrued expenses and other liabilities	$11,723	$10,470

4. BUSINESS COMBINATION
Lymber
On March 27, 2017, the Company completed the acquisition of substantially all of the assets of Lymber Wellness, Inc. (“Lymber”), a privately-held application programming interface (“API”) partner that specializes in yield management solutions for class and appointment-based businesses. Lymber’s technology enables business owners to set dynamic pricing parameters for class and appointment sessions.  The technology identifies open class and appointment inventory, and automatically adjusts session prices in real-time to match supply and demand.
The total purchase consideration for these assets was $7,342,000, which included cash consideration of $2,200,000, of which $250,000 and $500,000 are recorded in other current liabilities for purchase consideration which has been held back by the Company for a period of six (6) and twelve (12) months, respectively, to satisfy potential indemnification claims; and a contingent consideration with a fair value of approximately $5,142,000, of which $1,304,000 and $3,838,000 are expected to be earned in 2018 and 2019 respectively, payable in shares of the Company’s Class A common stock. This consideration is contingent upon Lymber’s product achieving certain levels of gross profit, measured annually, in 2018 and 2019, respectively, and the fair value of the equity classified contingent consideration was measured using a Monte Carlo simulation with various unobservable market data inputs, which are Level 3 measurements.

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

The results of Lymber are included in the Company’s consolidated statements of operations since the acquisition date, including revenues and net loss, and were not material. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.

Contemporaneous to signing the purchase agreement, the stockholders of Lymber amended the existing company charter, to effectively increase the distribution of ownership interest to existing stockholders who continued as employees with MINDBODY.   The change in the ownership interest is viewed to have benefited MINDBODY, and as such, a portion of the contingent consideration discussed above is attributed to post-acquisition expense. The approximate fair value of this consideration is $2,547,000, of which $646,000 and $1,901,000 relate to the 2018 and 2019 earnouts, respectively. This post-acquisition expense is recorded as non-cash operating expense over the requisite service periods.

HealCode
On September 1, 2016, the Company completed the acquisition of substantially all of the assets of HealCode LLC (“HealCode”), a privately held technology partner that creates web-based and mobile application widgets for the Company’s subscribers. HealCode’s “website widget” solutions enable the Company’s subscribers to embed the MINDBODY class and appointment schedules within their web and social sites. The fair value of the acquired intangible asset was determined based on the income approach and discounted cash flow/excess earnings method and is subject to amortization on a straight-line basis over its remaining useful life.

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
The acquisition of HealCode was accounted for in accordance with the acquisition method of accounting for business combinations with MINDBODY as the accounting acquirer. The Company incurred and expensed de minimis acquisition-related costs, which are included within general and administrative expenses on the consolidated statements of operations. The acquisition provided the Company with acquired intangible assets of value representing internally developed software/technology. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill of $3,643,000 was allocated to the Company’s one operating segment and represents 68% of the total purchase consideration. Goodwill is primarily attributable to expanded market opportunities from selling and integrating HealCode’s “website widget” solution with the Company’s other offerings and the associated assembled workforce acquired. Goodwill is amortized over 15 years for tax purposes.

The allocation of the purchase price consideration is as follows (in thousands):

Amount
Liabilities assumed	$(105)
Tangible assets acquired	32
Intangible asset – developed software/technology	1,818
Goodwill	3,643
Fair value of total purchase consideration	$5,388
The results of HealCode are included in the Company’s consolidated statements of operations since the acquisition date, including revenues and net loss, and were not material. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually in the fourth quarter of the financial year. The Company has recorded goodwill and other intangible assets as a result of its business acquisitions of Lymber on March 27, 2017 and HealCode on September 1, 2016. The goodwill balance was $11,583,000 as of June 30, 2017 and $9,039,000 as of December 31, 2016. There have been no impairment charges recorded against goodwill.
The Company’s intangible assets consisted of the following (in thousands except years):

	June 30, 2017
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3 to 5	7,529	(1,284)	6,245
Total intangible assets		$7,949	$(1,704)	$6,245

	December 31, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3 to 5	2,731	(704)	2,027
Total intangible assets		$3,151	$(1,124)	$2,027

Amortization expense for intangible assets with finite lives was $407,000 and $76,000 for the three months ended June 30, 2017 and 2016. Amortization expense for intangible assets with finite lives was $581,000 and $151,000 for the six months ended June 30, 2017 and 2016.

The expected future annual amortization expense of intangible assets as of June 30, 2017 is presented below (in thousands):

Year Ending December 31,
2017 (Remaining six months)	$822
2018	1,348
2019	1,322
2020	1,326
2021	1,201
Thereafter	226
Total amortization expense	$6,245
6. DEBT
Credit Facility
On January 12, 2015, the Company entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. The Company has not drawn down any amounts under the credit agreement.
7. COMMITMENTS AND CONTINGENCIES
Operating Lease
The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2017 and 2026. Rent expense was $1,527,000 and $1,176,000 for the three months ended June 30, 2017 and 2016, respectively. Rent expense was $2,870,000 and $2,296,000 for the six months ended June 30, 2017 and 2016.
Financing Obligation
The Company occupies office space in San Luis Obispo, California, constructed under a 15 year build-to-suit lease arrangement for which the Company is considered the “deemed owner” for accounting purposes. The lease has an initial term of 15 years and the Company has an option to extend the term of the lease for three consecutive terms of five years each. The portion of the lease obligation allocated to the building for accounting purposes is being treated as a financing obligation. The portion of the lease obligation allocated to the land for accounting purposes is being treated as an operating lease. The financing obligation is being settled through the monthly lease payments. In the table below, the remaining future minimum lease payments on the building, leased, include interest of $9,700,000 to be recognized over the remainder of the initial term of the lease agreement. The total financing obligation as of June 30, 2017 is $15,672,000, of which $474,000 is recorded as a current obligation.
Future Minimum Lease Payments
Future minimum lease payments under non-cancelable lease agreements as of June 30, 2017 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2017 (remaining six months)	$2,282	$821	$3,103
2018	4,296	1,679	5,975
2019	4,244	1,729	5,973
2020	4,254	1,781	6,035
2021	3,619	1,835	5,454
Thereafter	11,338	17,527	28,865
Total minimum lease payments	$30,033	$25,372	$55,405

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and data center and communication services as of June 30, 2017 were as follows (in thousands):

Year Ending December 31,
2017 (Remaining six months)	$1,518
2018	3,862
2019	2,035
2020	481
Total minimum purchase commitments	$7,896

Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
8. COMMON STOCK AND STOCKHOLDER’S EQUITY
Common Stock
Immediately prior to the completion of MINDBODY’s initial public offering (“IPO”), all outstanding shares of common stock were reclassified into 11,305,355 shares of Class B common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.000004 per share. The amended and restated certificate of incorporation also:

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
Following the IPO, the number of shares of the Company’s Class A common stock has increased, with an associated decrease in the number of shares of the Company’s Class B common stock, primarily as a result of the conversion of shares of the Company’s Class B common stock held by pre-IPO investors and stockholders into shares of the Company’s Class A common stock.
2015 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (the “2009 Plan”).  As of June 30, 2017, there were 5,889,213 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the lesser of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2017, the number of shares available for issuance under the 2015 Plan was increased by 2,029,912 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of June 30, 2017, options to purchase 1,154,210 shares of Class A common stock and 1,220,479 restricted stock units (“RSUs”) of Class A common stock remained outstanding under the 2015 Plan.

The 2015 Plan provides for the grant of non-statutory stock options, restricted stock awards (“RSAs”), RSUs, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Neither RSAs nor RSUs require payment from the employee or service provider. Each RSA and RSU represents the right to receive one share of the Company’s Class A common stock upon vesting or settlement, as applicable. The RSUs generally vest over a period of approximately four years. These awards are contingent upon the related employees’ continuous employment with the Company. As such, compensation expense is being recorded over the requisite service period of approximately four years.
The acquisition of Fitness Mobile Apps on February 2, 2015 included an obligation to issue up to 207,234 shares of the Company’s Class A common stock to certain former employees of Fitness Mobile Apps, contingent upon performance obligations and continuous employment with the Company. During the year ended December 31, 2016, this contingency was satisfied and 207,234 shares were issued pursuant to the 2015 Plan and were fully vested on February 22, 2016. The related stock-based compensation expense was recorded ratably over the respective service period that ended during the year ended December 31, 2016.
2015 Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”) became effective on June 2, 2015. As of June 30, 2017, there were 1,171,960 shares of Class A common stock available for issuance under the 2015 ESPP. The number of shares available for issuance under the 2015 ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the lesser of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2017, the number of shares available for issuance under the 2015 ESPP was increased by 405,982 shares of Class A common stock.
Under the 2015 ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The 2015 ESPP provides for 24-month offering periods. Each offering period includes four purchase periods, which are approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 21 and August 21 of each year. The Company commenced its first offering period under the 2015 ESPP on June 18, 2015. Employees purchased 132,216 shares of Class A common stock for an aggregate cost of $1,510,000 under the 2015 ESPP during the six months ended June 30, 2017.
2009 Stock Option Plan
The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of June 30, 2017, options to purchase 2,715,500 shares of Class B common stock remained outstanding under the 2009 Plan.
RSU and RSA Activity
A summary of the activity for the Company’s RSUs and RSAs is presented below (in thousands, except share numbers, per share amounts, and contractual term):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested balance – December 31, 2016	743,693	$14.49	3.8	$15,841
Granted	720,346	26.89
Vested	(187,783)	13.70
Forfeited	(55,777)	16.51
Unvested balance – June 30, 2017	1,220,479	$21.83	3.4	$33,197

As of June 30, 2017, there was a total of $25,033,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.4 years.

Stock Option Activity
A summary of the activity for the Company’s stock option plans during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except shares, per share amounts, contractual life):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2016	3,843,276	$10.93		7.5	$39,902
Granted	549,759	25.68	$11.12
Exercised	(411,076)	11.03			6,648
Forfeited or cancelled	(112,249)	15.25
Outstanding – June 30, 2017	3,869,710	$12.89		7.3	$55,445
Exercisable – June 30, 2017	2,091,253	$8.78		6.2	$38,511
Vested and expected to vest – June 30, 2017	3,818,858	$12.80		7.3	$55,038

The total fair value of options vested during the three and six months ended June 30, 2017 was $1,108,000 and $2,693,000, respectively, and during the three and six months ended June 30, 2016 was $1,800,000 and $3,087,000, respectively.

As of June 30, 2017, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $13,182,000, which is expected to be recognized over a weighted-average period of 2.6 years.
Other Stock-Based Compensation
During the three months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $262,000 and zero, respectively, attributed to post-acquisition services that are payable in shares of the Company’s common stock. During the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $277,000 and $271,000, respectively, attributed to post-acquisition services that are payable in shares of the Company’s common stock.
Stock-Based Compensation
We record stock-based compensation based on the fair value of stock options on grant date using the Black-Scholes option-pricing model. We determine the fair value of shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Six Months Ended June 30,
	2017	2016
Expected term (in years)	5.8	5.8
Expected volatility	42% - 44%	45%
Risk-free interest rate	1.9% - 2.0%	1.3% - 1.5%
Dividend yield	0%	0%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Six Months Ended June 30,
	2017	2016
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	35% - 50%	39% - 42%
Risk-free interest rate	0.45% - 1.22%	0.46% - 0.78%
Dividend yield	0.0%	0.0%
Total Stock-Based Compensation Expense
Total stock-based compensation expense related to stock options, ESPP, RSUs and RSAs is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$366	$220	$627	$435
Sales and marketing	671	440	1,177	1,023
Research and development	980	470	1,507	965
General and administrative	1,496	1,253	2,699	1,873
Total stock-based compensation expense	$3,513	$2,383	$6,010	$4,296

9. INCOME TAXES
The Company recorded an income tax expense of $118,000 and $260,000 for the three and six months ended June 30, 2017. This tax expense is largely attributable to the deferred tax liability associated with the amortization of indefinite lived intangible assets and foreign income taxes associated with the Company’s operations in the United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.
The Company’s effective federal tax rate for the three and six months ended June 30, 2017 was negative 2.8% and negative 3.2%, respectively, primarily as a result of tax amortization of indefinite lived intangible assets.
The Company adopted ASU 2016-09 during the first quarter of 2017 as stipulated in the FASB guidance for publicly-traded entities. To account for the adoption of ASU 2016-09, the Company accounted for previously unrecognized excess tax benefits by recognizing those benefits during the first quarter of 2017. Due to the Company’s full valuation allowance, the adoption of the new guidance did not materially impact the Company’s financial statements.
10. NET LOSS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(4,375)	$(6,550)	$(8,284)	$(13,144)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.16)	$(0.20)	$(0.33)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	43,146,930	39,706,473	41,958,305	39,578,246

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of June 30,
	2017	2016
Shares subject to outstanding stock options and employee stock purchase plan	3,962,084	4,751,989
Shares subject to outstanding restricted stock units	1,220,479	675,653
Total	5,182,563	5,427,642
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
Revenue
The following table presents the Company’s total revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription and services	$25,992	$20,112	$50,945	$39,369
Payments	17,619	12,904	34,369	25,056
Product and other	496	545	1,007	1,143
Total revenue	$44,107	$33,561	$86,321	$65,568

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$35,585	$27,853	$70,011	$54,639
Other	8,522	5,708	16,310	10,929
Total	$44,107	$33,561	$86,321	$65,568

Substantially all of the Company’s assets were attributable to operations in the United States as of June 30, 2017 and December 31, 2016.

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

Overview
We are the leading provider of cloud-based business management software for the wellness services industry and a growing consumer brand, with approximately 59,000 local business subscribers on our platform in over 130 countries and territories. These subscribers provide a variety of wellness services to approximately 37 million active consumers as of June 30, 2017. We are also a leading payments platform dedicated to the wellness services industry transacting approximately $1.9 billion and $1.6 billion on our payments platform for the three months ended June 30, 2017 and 2016, respectively, representing a 22% increase year over year.
We primarily market and sell subscriptions for our integrated cloud-based business management software and payments platform to small and medium-sized businesses in the wellness services industry, including businesses that offer yoga, Pilates, barre, indoor cycling, personal training, martial arts and dance exercise, as well as spas, salons, music instruction studios, dance studios, children’s activity centers and integrative health centers.
We offer our software platform to our subscribers as a subscription-based service. In the first quarter of 2017, we refined our subscriber growth strategy to focus on high value subscribers, which we define as subscribers of our Starter, Pro, Accelerate and Ultimate software levels. In connection with this strategy, as of January 1, 2017, we stopped selling subscriptions of our Solo software level to new subscribers and increased the monthly subscription pricing across all other software levels for new subscribers. We also increased monthly subscription pricing across all of our software levels for existing subscribers without long term contracts, which has been and will continue to be rolled out over the course of 2017. In addition, in the first half of 2017, we focused subscriber growth in the United States, Canada, the United Kingdom, Ireland, Australia, New Zealand, Hong Kong, and Singapore.
In May 2017, we completed a follow-on public offering in which we issued and sold 5,060,000 shares of Class A common stock at a public offering price of $27.95 per share. We received net proceeds of $134.7 million after deducting underwriters’ discounts and commissions of $6.7 million, but before deducting offering expenses of approximately $0.4 million.

We intend to continue scaling our organization in order to meet the needs of our subscribers. We have invested and expect to continue to invest in our sales and marketing teams to sell our platform globally, including, in particular, to high value subscribers in the countries noted above. A key element of our growth strategy is the continuous enhancement and expansion of our software and payments platform by developing and implementing new features and functionality. Through consistent innovation and strategic acquisitions, we have increased both the number of high value subscribers and the revenue we generate from our subscribers over time.

We plan to continue to enhance our software architecture and enhance and expand our platform through ongoing investments in research and development and sales and marketing, and by pursuing strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. For example, in connection with our recent acquisition of Lymber Wellness, Inc., we are making investments to integrate yield management technology into our platform and to promote subscriber and consumer adoption.

We also expect to continue to make investments in both our data center infrastructure and our customer service and subscriber onboarding teams to meet the needs of our growing user base. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business in preparation for our expected increase in sales, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

Set forth below are summary financial highlights for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	%	2017	2016	%
	(dollars in millions)
Revenue	$44.1	$33.6	31%	$86.3	$65.6	32%
Net loss	(4.4)	(6.6)		(8.3)	(13.1)
Adjusted EBITDA(1)	$1.7	$(1.9)		$2.8	$(4.3)
(1) For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.”

During the six months ended June 30, 2017 and 2016, approximately 81% and 83% of our revenue came from the United States, respectively.
Our employee headcount increased to 1,454 employees as of June 30, 2017, from 1,337 as of June 30, 2016, of which approximately 28% are engaged in supporting existing subscribers and approximately 53% are engaged in increasing our subscriber base, growing our consumer brand or developing future products.
In this Quarterly Report on Form 10-Q, when we use the term “active consumers” as of a given date, we are referring to the estimated number of unique consumers of our subscribers’ services who have used our platform to transact with our subscribers during the two years ending on such date.  While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  For a discussion of risks related to our calculation of active consumers, see the section titled “Risk Factors - The number of actual consumers using our platform may be lower than the number we have estimated.”
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for the Three Months Ended June 30,
	2017	2016
Subscribers (end of period)	59,345	55,771
Average monthly revenue per subscriber	$244	$202
Payments volume (in billions)	$1.9	$1.6
Dollar-based net expansion rate (end of period)	108%	111%

•
Subscribers. Subscribers are defined as unique physical business locations or individual practitioners who have active subscriptions to our platform as of the end of the period. We believe the number of subscribers is one indicator of the growth of our platform, but the revenue contribution of individual subscribers can vary widely. For example, the vast majority of our revenue is generated from our high value subscribers. The number of subscribers on our Solo software level decreased from 7,507 as of June 30, 2016, to 4,979 as of June 30, 2017, and the number of our high value subscribers increased from 48,264 as of June 30, 2016, to 54,366 as of June 30, 2017.  Growth in the number of our high value subscribers depends, in part, on our ability to successfully develop and market our platform to wellness businesses and their consumers who have not yet become part of our network. While growth in the number of subscribers can be an important indicator of expected revenue growth, it also informs our management’s decisions with respect to the areas of our business that will require further investment in order to support expected future growth. For example, as the number of subscribers increases, we may need to increase the headcount in our customer support organization, as well as increase our IT infrastructure capital expenditures in order to maintain the effectiveness of our platform and the performance of our software for our subscribers and their consumers. The number of subscribers, including our high value subscribers, has increased year over year, and we expect the number of subscribers to continue to increase over time. However, the impact of our refined subscriber growth strategy has and could continue to cause the total number of subscribers to fluctuate from quarter to quarter. For example, as of January 1, 2017, we stopped selling subscriptions of our Solo software level to new subscribers and increased the monthly subscription pricing across all other software levels for new subscribers. We also increased monthly subscription pricing across all of our software levels for existing subscribers without long term contracts, which has been and will continue to be rolled out over the course of 2017. In addition, we concentrated our subscriber growth strategy on high value subscribers in specific countries, all of which we believe contributed to a sequential decrease in the total number of subscribers by 574, with a sequential increase in the total number of our high value subscribers by 288, as of June 30, 2017.  The growth rate of the number of subscribers declined as of June 30, 2017 compared to June 30, 2016 and may continue to do so in the future as the size of our subscriber base increases and we make changes to our pricing and subscription offerings.

•
Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the applicable period, divided by the number of months in the period. For example, the ARPS measurement period in the table above was measured over each of the three months ended June 30, 2017 and 2016. ARPS increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and we expect it to continue to increase in the future, although we expect the growth rate to fluctuate over time.

•
Payments Volume. We believe that payments volume is an indicator of the underlying current health of our subscribers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our subscribers and their consumers utilizing our payments platform. Payments volume increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and we expect it to continue to increase in the future.  The growth rate in payments volume decreased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and we expect it to fluctuate over time.

•
Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a subscriber relationship. We can achieve this by focusing on delivering value and functionality that retains our existing subscribers and by expanding the revenue derived from our subscribers over the lifetime of the relationship by selling higher value subscriptions to subscribers on lower software levels, through the utilization of our premium customer support offering, by increasing the value of transactions processed through our payments platform, and through services provided by our API and technology partners. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our subscribers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription and services and payments revenue for a set of subscriber accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription and services and payments revenue of our subscriber base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription and services and payments revenue of the same subscriber base included in our measure of base revenue at the end of the period being measured. We expect our dollar based net expansion rate to fluctuate over time.

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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(4,375)	$(6,550)	$(8,284)	$(13,144)
Stock-based compensation expense	3,513	2,383	6,010	4,296
Depreciation and amortization	2,309	1,810	4,399	3,658
Provision for income taxes	118	64	260	137
Other expense, net	104	353	398	739
Adjusted EBITDA	$1,669	$(1,940)	$2,783	$(4,314)
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
Our total revenue consists of the following:

•
Subscription and services. Subscription and services revenue is generated primarily from sales of subscriptions to our cloud-based business management software for the wellness services industry. The majority of subscription fees are prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis. Additionally, our subscribers can choose to enter into a separate contract with our technology partners to purchase additional features and functionality. We receive a revenue share from these arrangements from our technology partners, which is recognized when earned. We also earn revenue from application programming interface, or API, partners for subscriber site access, data query, and consumer bookings through our platform. The revenue from API partners is recognized when earned. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts invoiced in excess of revenue recognized are deferred. Service revenue is generated primarily through our premium customer support offering and is recognized in the period in which it is earned. We expect our subscription and services revenue to increase over time as we increase the number of our subscribers, the average monthly subscription revenue per subscriber, and our revenue from our technology and API partners.

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

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, lead generation, promotional and other marketing activities, and allocated overhead. Sales and marketing expense is our largest operating expense, driving growth in subscribers, ARPS and consumer adoption, and we expect to continue to increase this expense in absolute dollars as we increase our sales and marketing efforts, although such expense may fluctuate as a percentage of total revenue. For instance, this year we will be holding BOLD, our annual customer conference in the third quarter, instead of the fourth quarter as in previous years, which will result in a significant year over year increase in sales and marketing expense for the third quarter of 2017.

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

•
Interest expense, net. Interest expense, net, consists primarily of the interest incurred on the financing obligation associated with our build-to-suit lease arrangement and interest earned on our cash and cash equivalent balances. We entered into a line of credit agreement in January 2015, and any future draws on this agreement will incur interest expense and result in increased interest expense in future periods.

•
Other expense, net. Other expense, net, consists primarily of gains and losses on disposals of property and equipment, gains and losses from foreign currency transactions, and other income and expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$44,107	$33,561	$86,321	$65,568
Cost of revenue(1)	12,738	10,713	24,757	20,685
Gross profit	31,369	22,848	61,564	44,883
Operating expenses:
Sales and marketing(1)	17,362	13,706	33,696	26,935
Research and development(1)	8,802	7,594	17,450	15,011
General and administrative(1)	9,358	7,681	18,044	15,204
Total operating expenses	35,522	28,981	69,190	57,150
Loss from operations	(4,153)	(6,133)	(7,626)	(12,267)
Interest expense, net	(83)	(292)	(297)	(604)
Other expense, net	(21)	(61)	(101)	(136)
Loss before provision for income taxes	(4,257)	(6,486)	(8,024)	(13,007)
Provision for income taxes	118	64	260	137
Net loss	$(4,375)	$(6,550)	$(8,284)	$(13,144)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	29%	32%	29%	32%
Gross profit	71%	68%	71%	68%
Operating expenses:
Sales and marketing	39%	41%	39%	41%
Research and development	20%	22%	20%	23%
General and administrative	21%	23%	21%	23%
Total operating expenses	80%	86%	80%	87%
Loss from operations	(9)%	(18)%	(9)%	(19)%
Interest expense, net	(1)%	(1)%	—%	(1)%
Other expense, net	—%	—%	—%	—%
Loss before provision for income taxes	(10)%	(19)%	(9)%	(20)%
Provision for income taxes	—%	(1)%	(1)%	—%
Net loss	(10)%	(20)%	(10)%	(20)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$366	$220	$627	$435
Sales and marketing	671	440	1,177	1,023
Research and development	980	470	1,507	965
General and administrative	1,496	1,253	2,699	1,873
Total stock-based compensation expense	$3,513	$2,383	$6,010	$4,296

Comparison of the three and six months ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$25,992	$20,112	$5,880	29%	$50,945	$39,369	$11,576	29%
Payments	17,619	12,904	4,715	37%	34,369	25,056	9,313	37%
Product and other	496	545	(49)	(9)%	1,007	1,143	(136)	(12)%
Total revenue	$44,107	$33,561	$10,546	31%	$86,321	$65,568	$20,753	32%

Revenue increased $10.5 million, or 31%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  Subscription and services revenue increased $5.9 million, or 29%, of which $6.1 million was due to a 6% increase in the number of subscribers to 59,345 as of June 30, 2017 from 55,771 as of June 30, 2016 combined with the impact of pricing increases and the increased adoption of our subscriber-branded app. This increase was partly offset by a $0.3 million decrease in revenue from arrangements with our API platform and technology partners; revenue from our largest API platform partner decreased, which was partly offset by an increase in revenue from other API platform and technology partners. Payments revenue increased $4.7 million, or 37%, due to an increase in the volume of transactions processed by our subscribers combined with an increase in the number of subscribers that utilize our payments platform as well as an increase in the value retained from payments transactions.

Revenue increased $20.8 million, or 32%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  Subscription and services revenue increased $11.6 million, or 29%, of which $11.7 million was due to a 6% increase in the number of subscribers to 59,345 as of June 30, 2017 from 55,771 as of June 30, 2016 combined with the impact of pricing increases and the increased adoption of our subscriber-branded app. This increase was partly offset by a $0.2 million decrease in revenue from arrangements with our API platform and technology partners; revenue from our largest API platform partner decreased, which was partly offset by an increase in revenue from other API platform and technology partners. Payments revenue increased $9.3 million, or 37%, due to an increase in the volume of transactions processed by our subscribers combined with an increase in the number of subscribers that utilize our payments platform as well as an increase in the value retained from payments transactions.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$12,738	$10,713	$2,025	19%	$24,757	$20,685	$4,072	20%
Gross margin	71%	68%			71%	68%

Cost of revenue increased $2.0 million, or 19%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily attributable to a $1.0 million increase in personnel-related expenses, a $0.7 million increase in infrastructure costs due to an increase in headcount to support the growing number of subscribers, and a $0.3 million increase in amortization of acquired intangible assets.

Cost of revenue increased $4.1 million, or 20%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily attributable to a $2.3 million increase in personnel-related expenses, a $1.3 million increase in infrastructure costs due to an increase in headcount to support the growing number of subscribers, and a $0.4 million increase in amortization of acquired intangible assets.

As of June 30, 2017, we had 535 employees dedicated to data center operations, global customer support and onboarding services as compared to 496 employees as of June 30, 2016.

The increase in gross margin, or gross profit as a percentage of revenue, during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily driven by growth in the number of subscribers and average revenue per subscriber growing faster than the cost of revenue to support the additional revenue.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$17,362	$13,706	$3,656	27%	$33,696	$26,935	$6,761	25%

Sales and marketing expense increased $3.7 million, or 27%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily attributable to a $3.0 million increase in personnel-related expenses due to an increase in headcount and an expansion of our sales efforts to increase both the number of subscribers and average revenue per subscriber, as well as a $0.4 million increase in promotional spending.

Sales and marketing expense increased $6.8 million, or 25%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily attributable to a $5.7 million increase in personnel-related expenses due to an increase in headcount and an expansion of our sales efforts to increase both the number of subscribers and average revenue per subscriber, as well as a $0.7 million increase in promotional spending.

As of June 30, 2017, we had 543 employees dedicated to sales and marketing as compared to 486 employees as of June 30, 2016.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$8,802	$7,594	$1,208	16%	$17,450	$15,011	$2,439	16%

Research and development expense increased $1.2 million, or 16%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily attributable to an increase in personnel-related expenses, including a $0.7 million increase for the consumer application team (Lymber), compensation increases, and the hiring of more experienced employees.

Research and development expense increased $2.4 million, or 16%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily attributable to an increase in personnel-related expenses, including a $0.8 million increase for the consumer application team (Lymber), compensation increases, and the hiring of more experienced employees.

As of June 30, 2017, we had 228 employees dedicated to research and development as compared to 223 employees as of June 30, 2016.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
General and administrative	$9,358	$7,681	$1,677	22%	$18,044	$15,204	$2,840	19%

General and administrative expense increased $1.7 million, or 22%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to a $0.9 million increase in personnel-related expenses and a $0.4 million increase in audit, legal and consulting fees.

General and administrative expense increased $2.8 million, or 19%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily due to a $2.2 million increase in personnel-related expenses and a $0.4 million increase in audit, legal and consulting fees.

As of June 30, 2017, we had 148 employees dedicated to general and administrative as compared to 132 employees as of June 30, 2016.
Other Expense, net, and Income Taxes Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Interest expense, net	$83	$292	$(209)	(72)%	$297	$604	$(307)	(51)%
Other expense, net	21	61	(40)	(66)%	101	136	(35)	(26)%
Provision for income taxes	$118	$64	$54	84%	$260	$137	$123	90%

The decrease in net interest expense during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to increased interest income earned on our investments in money market funds.
Liquidity and Capital Resources
As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $223.8 million and $85.9 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.
In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20 million for working capital and general business requirements. We have not drawn down any amounts under the loan agreement.
In May 2017, we completed a follow-on public offering in which we issued and sold 5,060,000 shares of Class A common stock at a public offering price of $27.95 per share. We received net proceeds of $134.7 million after deducting underwriters’ discounts and commissions of $6.7 million, but before deducting offering expenses of approximately $0.4 million.
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

The following table summarizes our cash and cash equivalents and our cash flows as of and for the periods presented:

	As of June 30,
	2017	2016
Cash and cash equivalents	$223,792	$87,910

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in) operating activities	4,167	(3,716)
Cash used in investing activities	5,394	3,796
Cash provided by financing activities	138,970	2,001

Operating Activities
During the six months ended June 30, 2017, operating activities provided $4.2 million in cash, primarily as a result of $10.4 million of non-cash expenses included in our net loss of $8.3 million, and $2.0 million provided by the net change in operating assets and liabilities. The non-cash expenses primarily consisted of $6.0 million of stock-based compensation expense and $4.4 million of depreciation and amortization expense. The net change in operating assets and liabilities was primarily a result of a $2.0 million increase in accounts payable, accrued expenses, and other liabilities and a $1.0 million increase in deferred revenue, which were partially offset by a $0.1 million increase in accounts receivable, and a $1.1 million decrease in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses, and other liabilities was due to the increase in headcount and the timing of payments to our vendors and employees.
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
Investing Activities
During the six months ended June 30, 2017, investing activities used $5.4 million as a result of $3.9 million purchases of property and equipment and $1.5 million cash paid in a business acquisition.
During the six months ended June 30, 2016, investing activities used $3.8 million as a result of purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2017, net cash provided by financing activities was $139.0 million, consisting primarily of the issuance of Class A common stock in the amount of $134.5 million, exercise of equity awards of $4.6 million, and proceeds from our employee stock purchase plan of $1.5 million, partially offset by $1.5 million in payments for employee taxes for shares withheld from RSUs vesting during the period.
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

Off Balance Sheet Arrangements
As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no material changes in our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the adoption of Accounting Standards Update 2016-09 “Improvements to Employee Share-Based Payment Accounting” effective January 1, 2017 described in Note 1 - “Summary of Business and Significant Accounting Policies” and Note 9 - “Income Taxes” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
We have incurred a net loss in each year since our inception, including a net loss of $23.0 million, $36.1 million and $24.6 million in the years ended December 31, 2016, 2015 and 2014, respectively, and a net loss of $8.3 million and $13.1 million in the six months ended June 30, 2017 and 2016, respectively. For the years ended December 31, 2016, 2015 and 2014, our revenue was $139.0 million, $101.4 million and $70.0 million, respectively, representing a 37% and 45% growth rate, respectively. For the six months ended June 30, 2017 and 2016, our revenue was $86.3 million and $65.6 million, respectively, representing a 32% growth rate. Our historical revenue growth rates are not necessarily indicative of future growth, and we may not achieve similar revenue growth rates in future periods.
We have expended and expect to continue to expend financial and other resources on, among other things:

•
continuing the development of our platform, including investments in our research and development team, the development or acquisition of new products, features and functionality, and improvements to the scalability, availability and security of our platform;

•	strategic acquisitions;

•	improving our technology infrastructure and hiring additional employees for our sales, operations and customer support teams;

•	sales and marketing expenses, including personnel and lead generation expenses;

•	expenses related to international expansion in an effort to increase our subscriber base; and

•	general and administrative expenses, including legal, regulatory, accounting and other expenses related to being a public company.
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
We derive, and expect to continue to derive, a majority of our revenue and cash inflows from our integrated cloud-based business management software and payments platform for the wellness services industry.  As such, market acceptance of this platform is critical to our success.  Our ability to attract new subscribers and increase revenue from existing subscribers depends in part on our ability to enhance and improve our existing platform and to introduce new features, products and services, including features, products and services designed for a mobile user environment.  Demand for our platform is affected by a number of factors, many of which are beyond our control, such as the timing of development and release of new products, features and functionality by our competitors, technological change, and growth or contraction in our addressable market.
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
Our business depends substantially on our subscribers renewing their subscriptions to our platform.  Any decline in the rate at which subscribers, particularly high value subscribers, renew their subscriptions would harm our future operating results.
The vast majority of our subscription revenue is derived from subscriptions to our platform that have monthly terms.  For us to maintain or improve our operating results, it is important that our subscribers renew their subscriptions each month.  Our retention rate may decline or fluctuate as a result of a number of factors, including our subscribers’ satisfaction with our platform, our customer support, our prices, the prices of competing software systems, system uptime, network performance, data breaches, mergers and acquisitions affecting our subscriber base, the effects of global economic conditions and the strength of our subscribers’ businesses.  For example, in January 2017, we stopped selling subscriptions of our Solo software level to new subscribers and increased the monthly subscription pricing across all other software levels for new subscribers. We also increased monthly subscription pricing across all of our software levels for existing subscribers without long term contracts, which has been and will continue to be rolled out over the course of 2017. We believe that the foregoing contributed to the sequential decline in the total number of subscribers as of three months ended March 31 and June 30, 2017. While we believe that our refined subscriber growth strategy to target high value subscribers will contribute to our revenue growth over time, we cannot guarantee that our subscribers will continue to renew their subscriptions. If our subscribers, and in particular our high value subscribers, do not renew their subscriptions or renew but shift to lower priced software subscriptions, our revenue may decline and we may not realize improved operating results from our subscriber base.
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
Our continued growth depends in part on the ability of our existing and potential subscribers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for our platform’s continued performance.  We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, or other security related incidents.  For example, in 2011, we were subject to a denial-of-service attack that rendered our core software inaccessible for several hours.  In addition, from time to time we experience limited periods of server downtime due to server failure or other technical difficulties.  In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases due to, among other things, a growing number of subscribers and consumers originating from and demanding service in a greater number of countries.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, subscriber or consumer data may be permanently lost.  Moreover, our agreements with subscribers typically provide for a limited warranty relating to service level commitments. Our subscribers may be eligible for credits if we are unable to meet these service level commitments.  If we experience significant periods of service downtime in the future, we may be subject to claims by our subscribers against these warranties.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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

Our payments platform is a core element of our business.  For the years ended December 31, 2016, 2015 and 2014, our payments platform generated 39%, 37% and 37% of our total revenue, respectively. For the three months ended June 30, 2017 and 2016, our payments platform generated 40% and 38% of our total revenue, respectively. Our future success depends in large part on the continued growth and development of our payments platform.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.
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
We have from time to time, increased the price of our software subscriptions, and may do so again in the future. For example, multiple times over the past three years, including most recently in January 2017, we increased pricing across all of our subscription levels, which we believe may have reduced, and in the future may reduce, the number of new subscribers adopting our software and may reduce the retention of existing subscribers. We cannot guarantee that new or existing subscribers will adopt subscriptions at our current prices. In the future, we may be required to further refine our tiered pricing model and our software levels or customers may migrate to lower level offerings or leave our platform entirely, which could adversely affect our subscriber numbers, revenue, gross margin, profitability, financial position and cash flow.
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
Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing organization to generate a sufficient pipeline of qualified sales leads and on our direct sales force to close new subscribers.  From June 30, 2016 to June 30, 2017, our sales and marketing organizations increased from 486 to 543 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for similar talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  If our marketing organization does not generate a sufficient pipeline of qualified sales leads and our direct sales force is unable to close subscribers, our business and future growth prospects could be harmed.
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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control.  If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our Class A common stock could decline substantially.  Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to attract new subscribers, retain and increase sales to existing subscribers and satisfy our subscribers’ requirements;

•	the mix of our subscriber base, including the concentration of high value subscribers;

•	the volume of transactions processed on our payments platform;

•	the variability of revenues derived from our partners;

•	the number of employees added;

•	the rate of expansion and productivity of our sales force;

•	the entrance of new competitors in our market, whether by established companies or new companies;

•	changes in our or our competitors’ pricing policies;

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
Our success depends largely upon the continued services of our executive officers and other key employees, including our Chairman and Chief Executive Officer, Richard Stollmeyer.  We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations.  We have experienced, and may in the future experience, changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.  We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time.  The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees, could have an adverse effect on our business.
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle.  These assumptions are based upon historical trends for sales cycles and conversion rates associated with our existing subscribers, many of whom to date have been small to medium-sized organizations.  As we expand our sales efforts to include larger organizations, we have incurred and expect to continue to incur higher costs and longer and more unpredictable sales cycles.  With larger organizations, the decision to subscribe to our platform may require the approval of more technical personnel and management levels within a potential subscriber’s organization than we have historically encountered, and if so, these types of sales would require us to invest more time educating these potential subscribers.  In addition, larger organizations may demand more features and integration and customer support services.  We have limited experience in developing and managing sales strategies for larger organizations and in successfully onboarding larger organizations as new subscribers.  As a result of these factors, these sales opportunities may not prove to be successful or may require us to devote greater research and development, sales, customer support and professional services resources to individual subscribers, resulting in increased costs and reduced profitability, and will likely lengthen our typical sales cycle, which could strain our resources.  Moreover, these larger transactions may require us to delay recognizing the associated revenue we derive from these subscribers until any technical or implementation requirements have been met, and larger subscribers may demand discounts to the prices they pay for our platform.
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

•	these apps are subject to approval and/or removal from third party distribution platforms, including Apple’s App Store and Google Play, among others;

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
We estimate that approximately 37 million active consumers used our platform during the two years ended June 30, 2017. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline. Additionally, we have recently focused our sales and marketing efforts on high value subscribers, including analyzing these subscribers and their spending patterns to identify trends and opportunities. We are continuing to invest in our systems and controls to improve the precision and reliability of this high value subscriber data.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
In the six months ended June 30, 2017 and 2016, we derived 19% and 17%, respectively, of our revenue from subscribers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our intellectual property.  We currently have twelve pending patent applications, but there is no guarantee that such applications will result in issued patents.  We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, subscribers, partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.
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
We have funded our operations since inception primarily through equity financings, loan facilities, financing agreements for software and license maintenance and subscription payments by our subscribers for use of our platform.  For instance, in May 2017, we completed a follow-on public offering in which we issued and sold 5,060,000 shares of our Class A common stock at a public offering price of $27.95 per share. In the future, we intend to continue to make investments to support our business growth, and we may require additional capital to respond to business opportunities, challenges, acquisitions, and a decline in the level of subscriptions for our platform or unforeseen circumstances.  We may not be able to timely secure additional debt or equity financing on favorable terms, or at all.  Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock.  If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of allowing those stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees and directors and their affiliates, to limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of June 30, 2017, including, among others, our executive officers, employees and directors and their respective affiliates, collectively held approximately 49.3% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to have significant influence over our management and affairs and over all matters requiring stockholder approval.  These holders of our Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  The effect of this dual class structure may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2017, we had 42.2 million shares of Class A common stock and 4.1 million shares of Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act, shares held for less than one year in connection with any acquisition for which we did not issue registered shares, and subject in some cases to our insider trading policy.
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
For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.  We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions.  If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile and may decline.
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
Pursuant to the Exchange Act and Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and we will be required to comply with the auditor attestation requirements when we cease to be an “emerging growth company” as defined in the JOBS Act. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. While management concluded that internal control over financial reporting was effective as of December 31, 2016, there can be no assurance that material weaknesses will not be identified in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.  As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.
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

MINDBODY, INC.

Date: August 8, 2017	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Brett White
Brett White
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1†	Employment Agreement between the Registrant and Michael Mansbach	8-K	001-37453	10.1	June 19, 2017
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________
†    Indicates management contract or compensatory plan.

*	Filed herewith.

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