Form 10-Q
period 2017-09-30
MINDBODY, Inc.
filed 2017-11-01
CIK 1458962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 27, 2017, the registrant had 42,725,530 shares of Class A common stock, and 3,975,840 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “possible,” “continue” or the negative of these words or other similar terms or expressions that concern, among other things, our expectations, strategy, plans or intentions. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•	our ability to timely and effectively scale and adapt our existing technology;

•	the effects of the evolving regulatory framework for privacy, security, and data protection on our platform;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;

•	the effects of seasonal trends on our operating results;

•	our ability to attract and retain senior management, qualified employees and key personnel;

•	our ability to successfully identify, acquire and integrate companies and assets;

•	our ability to successfully enter new vertical and geographic markets and manage our international expansion; and

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. The outcomes of the events described in these forward-looking statements are subject to substantial risks, uncertainties and other factors described in Part II, Item 1A - “Risk Factors,” and elsewhere, in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MINDBODY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$225,312	$85,864
Accounts receivable	10,047	9,129
Prepaid expenses and other current assets	5,698	3,702
Total current assets	241,057	98,695
Property and equipment, net	34,484	33,104
Intangible assets, net	5,835	2,027
Goodwill	11,583	9,039
Other noncurrent assets	593	650
TOTAL ASSETS	$293,552	$143,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,421	$4,827
Accrued expenses and other liabilities	10,857	10,470
Deferred revenue, current portion	6,063	4,859
Other current liabilities	1,871	581
Total current liabilities	26,212	20,737
Deferred revenue, noncurrent portion	3,256	3,269
Deferred rent, noncurrent portion	1,811	1,387
Financing obligation on leases, noncurrent portion	15,066	15,450
Other noncurrent liabilities	689	1,016
Total liabilities	47,034	41,859
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 42,583,388 shares issued and outstanding as of September 30, 2017; 1,000,000,000 shares authorized, 30,820,502 shares issued and outstanding as of December 31, 2016	—	—
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 4,002,891 shares issued and outstanding as of September 30, 2017; 100,000,000 shares authorized, 9,777,757 shares issued and outstanding as of December 31, 2016	—	—
Additional paid-in capital	445,928	289,317
Accumulated other comprehensive loss	(135)	(300)
Accumulated deficit	(199,275)	(187,361)
Total stockholders’ equity	246,518	101,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$293,552	$143,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$46,612	$35,262	$132,933	$100,830
Cost of revenue	13,123	10,972	37,880	31,657
Gross profit	33,489	24,290	95,053	69,173
Operating expenses:
Sales and marketing	18,514	14,599	52,210	41,534
Research and development	8,976	7,747	26,426	22,758
General and administrative	9,763	7,346	27,807	22,550
Total operating expenses	37,253	29,692	106,443	86,842
Loss from operations	(3,764)	(5,402)	(11,390)	(17,669)
Interest income (expense), net	172	(261)	(125)	(865)
Other income (expense), net	45	(90)	(56)	(226)
Loss before provision for income taxes	(3,547)	(5,753)	(11,571)	(18,760)
Provision for income taxes	83	142	343	279
Net loss	(3,630)	(5,895)	(11,914)	(19,039)
Net loss per share, basic and diluted	$(0.08)	$(0.15)	$(0.27)	$(0.48)
Weighted-average shares used to compute net loss per share, basic and diluted	46,460	39,965	43,475	39,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(3,630)	$(5,895)	$(11,914)	$(19,039)
Other comprehensive gain (loss), net of taxes:
Change in cumulative translation adjustment	22	(6)	165	24
Comprehensive loss	$(3,608)	$(5,901)	$(11,749)	$(19,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,914)	$(19,039)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,736	5,671
Stock-based compensation expense	9,925	6,606
Other	17	820
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(839)	(2,229)
Prepaid expenses and other current assets	(1,961)	(605)
Other assets	64	(67)
Accounts payable	1,661	(52)
Accrued expenses and other liabilities	265	2,635
Deferred revenue	1,152	2,031
Deferred rent	418	105
Net cash provided by (used in) operating activities	5,524	(4,124)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,792)	(6,466)
Acquisition of business	(1,700)	(4,138)
Net cash used in investing activities	(7,492)	(10,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from follow-on public offering	134,277	—
Proceeds from employee stock purchase plan	3,238	3,040
Proceeds from exercise of equity awards	5,619	4,884
Payment related to shares withheld for taxes	(1,563)	—
Repayment on financing and capital lease obligations	(321)	(287)
Other	(33)	(33)
Net cash provided by financing activities	141,217	7,604
Effect of exchange rate changes on cash and cash equivalents	199	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	139,448	(7,117)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,864	93,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,312	$86,288
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$212	$186
Cash paid for interest	934	980
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Earnout in business combination deemed part of total purchase consideration	5,142	—
Unpaid equipment purchases	1,664	1,592
Unpaid acquisition consideration held back to satisfy potential indemnification claims	500	750
Unpaid follow-on public offering costs	11	—
Stock issued in business acquisition	—	500

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
In May 2017, MINDBODY completed a follow-on public offering in which it issued and sold 5,060,000 shares of Class A common stock at a public offering price of $27.95 per share. MINDBODY received net proceeds of $134,709,000 after deducting underwriters’ discounts and commissions of $6,718,000, but before deducting offering expenses of approximately $443,000.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“GAAP”), which include the accounts of MINDBODY and its wholly owned foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Concentration of Credit Risk
As of September 30, 2017, one customer represented 17% of the accounts receivable balance. As of December 31, 2016, one customer represented 15% of the accounts receivable balance. No single customer represented over 10% of revenue for any of the periods presented in the consolidated statements of operations.

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
Recently Adopted Accounting Pronouncements
On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to employee Share-Based Payment Transactions. The new guidance requires entities to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and provides guidance on the related cash flow presentation. The new guidance also allows entities to make an accounting policy election to either continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. The new guidance also stipulates that the net settlement of an award for statutory tax withholding purposes would not result, by itself, in liability classification of the award provided that the amount withheld for taxes does not exceed the maximum statutory tax rate in the employees’ relevant tax jurisdictions. Effective January 1, 2017, we adopted this standard. In accordance with this standard, we elected to continue our historical approach of estimating forfeitures during the award vesting period. The adoption of this standard did not have a material effect on our consolidated financial statements for the three and nine months ended September 30, 2017.
Recently Issued Accounting Pronouncements
In May 2017, the FASB issued authoritative guidance related to employee Share-Based PaymentsTransactions. The new guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company intends to adopt the guidance on the effective date and does not expect the adoption of the new guidance to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued authoritative guidance related to Clarifying the Definition of a Business. The new guidance clarifies whether transactions should be accounted for as acquisitions of assets or businesses. To be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt the guidance on the effective date and the adoption of the new guidance may have a material impact on the Company’s consolidated financial statements if it enters into future business combinations.
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
In August 2016, the FASB issued authoritative guidance related to the Classification of Certain Cash Receipts and Cash Payments. The new guidance standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We will adopt the new standard as of January 1, 2018.

In May 2014, the FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services (“ASC 606”).  ASC 606 also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2016, the FASB issued an update clarifying ASC 606, related to identifying performance obligations and licensing implementation guidance contained in ASC 606. In May 2016, the FASB issued an update that provides narrow scope improvements and practical expedients related to ASC 606. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract.  The Company is still in the process of evaluating the impact of adopting this new guidance on its revenue contracts including reviewing current accounting policies, evaluating new disclosure requirements, identifying appropriate changes to business processes, information technology systems, and internal controls to support revenue recognition, and disclosure under the new guidance. The Company has concluded that the new guidance will impact the Company’s timing of expensing incremental costs of obtaining a contract, such as sales commissions. The Company has identified certain sale commission structures that will qualify for capitalization upon adoption of the new standard and is currently in the process of evaluating these sale commission structures, the magnitude of the impact, and the period over which to amortize these costs. The Company also has determined that another area of impact is revenue recognition on contracts which include contingent amounts of variable consideration that it was precluded from recognizing because of the requirement for amounts to be “fixed or determinable” under SAB Topic 13. It is expected that ASC 606 will require the Company to estimate these amounts. As a result, the Company will recognize revenue earlier under ASC 606 than it would have done under current guidance. The Company is still in the process of completing its assessment of the impact of adopting this new guidance on revenue recognition, but it is not expected to have a material impact. The Company will adopt this new guidance in the first quarter of 2018 by recognizing any cumulative effect on revenue in the opening balance of retained earnings.

2. FAIR VALUE MEASUREMENTS
The Company measures and reports its cash equivalents at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds.
The following table sets forth the fair value of the Company’s financial assets, by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$220,226	$—	$—	$220,226

Equity:
Acquisition-related contingent consideration(2)	$—	$—	$5,142	$5,142

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$81,878	$—	$—	$81,878

(1)
The Company held certain assets that are required to be measured at fair value on a recurring basis, included in cash equivalents, which are held in money market funds. All such assets as of September 30, 2017 and December 31, 2016 were recorded based on Level 1 inputs.

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

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.
3. BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer equipment	$20,333	$17,262
Leasehold improvements	12,055	11,123
Capitalized software development costs	2,751	1,877
Office equipment	2,883	2,668
Software licenses	4,974	3,258
Building, leased	16,438	16,438
Property and equipment, gross	59,434	52,626
Less: accumulated depreciation and amortization	(24,950)	(19,522)
Property and equipment, net	$34,484	$33,104
Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the three months ended September 30, 2017 and 2016 was $1,921,000 and, $1,839,000 respectively. Depreciation and amortization expense, excluding amortization of capitalized software and intangible assets, for the nine months ended September 30, 2017 and 2016 was $5,725,000 and $5,190,000, respectively.
The Company capitalized software development costs of $774,000 and zero for the three months ended September 30, 2017 and 2016, respectively. The Company capitalized software development costs of $1,011,000 and $114,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company amortized software development costs of $6,000 and $65,000 during the three months ended September 30, 2017 and 2016, respectively. The Company amortized software development costs of $20,000 and $220,000 during the nine months ended September 30, 2017 and 2016, respectively. The net book value of capitalized software development costs was $1,011,000 and $20,000 as of September 30, 2017 and December 31, 2016, respectively.
The Company occupies office space constructed under a build-to-suit lease arrangement for which the Company is considered the “deemed owner” for accounting purposes. As such, building costs were recorded to “Building, leased” within “Property and equipment, net” and a related financing obligation was recorded in April 2015, when the Company began to occupy the building.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll	$6,504	$6,072
Accrued vacation	2,474	2,069
Employee stock purchase plan contributions	526	1,171
Other liabilities	1,353	1,158
Total accrued expenses and other liabilities	$10,857	$10,470

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
The total purchase consideration for these assets was $7,342,000, which included cash consideration of $2,200,000, of which $750,000 was held back to satisfy potential indemnification claims, of which $250,000 has been paid as of September 30, 2017, and $500,000 is included in other current liabilities; and contingent consideration with a fair value of approximately $5,142,000, of which $1,304,000 and $3,838,000 are expected to be earned in 2018 and 2019 respectively, payable in shares of the Company’s Class A common stock. This consideration is contingent upon Lymber’s product achieving certain levels of gross profit, measured annually, in 2018 and 2019, respectively, and the fair value of the equity classified contingent consideration was measured using a Monte Carlo simulation with various unobservable market data inputs, which are Level 3 measurements.

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

Contemporaneous to signing the purchase agreement, the stockholders of Lymber amended the existing company charter to effectively increase the distribution of ownership interest to existing stockholders who continued as employees with MINDBODY.   The change in the ownership interest is viewed to have benefited MINDBODY, and as such, a portion of the contingent consideration discussed above is attributed to post-acquisition expense. The approximate fair value of this consideration is $2,547,000, of which $646,000 and $1,901,000 relate to the 2018 and 2019 earnouts, respectively. This post-acquisition expense is recorded as non-cash operating expense over the requisite service periods.

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
The total purchase consideration of $5,388,000 consisted of the payment of $4,888,000 in cash, of which $750,000 is recorded in other current liabilities for purchase consideration which has been held back by the Company for a period of eighteen (18) months, payable March 1, 2018, to satisfy potential indemnification claims, and the issuance of 28,959 shares of the Company’s Class A common stock at a total acquisition date fair value of $500,000.
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
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually in the fourth quarter of the financial year. The Company has recorded goodwill and other intangible assets as a result of its business acquisitions of Lymber on March 27, 2017 and HealCode on September 1, 2016. The goodwill balance was $11,583,000 as of September 30, 2017 and $9,039,000 as of December 31, 2016. There have been no impairment charges recorded against goodwill.
The Company’s intangible assets consisted of the following (in thousands except years):

	September 30, 2017
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3 to 5	7,529	(1,694)	5,835
Total intangible assets		$7,949	$(2,114)	$5,835

	December 31, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network list	2	$420	$(420)	$—
Technology	3 to 5	2,731	(704)	2,027
Total intangible assets		$3,151	$(1,124)	$2,027

Amortization expense for intangible assets with finite lives was $410,000 and $109,000 for the three months ended September 30, 2017 and 2016. Amortization expense for intangible assets with finite lives was $991,000 and $261,000 for the nine months ended September 30, 2017 and 2016.
The expected future annual amortization expense of intangible assets as of September 30, 2017 is presented below (in thousands):

Year Ending December 31,
2017 (Remaining three months)	$412
2018	1,348
2019	1,322
2020	1,326
2021	1,201
Thereafter	226
Total amortization expense	$5,835
6. DEBT
Credit Facility
On January 12, 2015, the Company entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. The Company has not drawn down any amounts under the loan . The loan agreement is set to expire in January 2018.
7. COMMITMENTS AND CONTINGENCIES
Operating Lease
The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2017 and 2026. Rent expense was $1,705,000 and $1,219,000 for the three months ended September 30, 2017 and 2016, respectively. Rent expense was $4,575,000 and $3,515,000 for the nine months ended September 30, 2017 and 2016, respectively.
Financing Obligation
The Company occupies office space in San Luis Obispo, California, constructed under a 15 year build-to-suit lease arrangement for which the Company is considered the “deemed owner” for accounting purposes. The lease has an initial term of 15 years and the Company has an option to extend the term of the lease for three consecutive terms of five years each. The portion of the lease obligation allocated to the building for accounting purposes is being treated as a financing obligation. The portion of the lease obligation allocated to the land for accounting purposes is being treated as an operating lease. The financing obligation is being settled through the monthly lease payments. In the table below, the remaining future minimum lease payments on the building, leased, include interest of $9,400,000 to be recognized over the remainder of the initial term of the lease agreement. The total financing obligation as of September 30, 2017 is $15,562,000, of which $496,000 is recorded as a current obligation.

Future Minimum Lease Payments
Future minimum lease payments under non-cancelable lease agreements as of September 30, 2017 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2017 (Remaining three months)	$1,061	$411	$1,472
2018	4,571	1,679	6,250
2019	4,503	1,729	6,232
2020	4,463	1,781	6,244
2021	3,824	1,835	5,659
Thereafter	11,519	17,527	29,046
Total minimum lease payments	$29,941	$24,962	$54,903

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and data center and communication services as of September 30, 2017 were as follows (in thousands):

Year Ending December 31,
2017 (Remaining three months)	$687
2018	3,477
2019	1,942
2020	586
Total minimum purchase commitments	$6,692
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

Following the IPO, the number of shares of the Company’s Class A common stock has increased, with an associated decrease in the number of shares of the Company’s Class B common stock, primarily as a result of the conversion of shares of the Company’s Class B common stock held by pre-IPO investors and stockholders into shares of the Company’s Class A common stock. In addition, in May 2017, the number of shares of Class A common stock increased as a result of the issuance of 5,060,000 shares of Class A common stock in the Company’s follow-on public offering.
2015 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (the “2009 Plan”).  As of September 30, 2017, there were 5,735,238 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the lesser of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2017, the number of shares available for issuance under the 2015 Plan was increased by 2,029,912 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of September 30, 2017, options to purchase 1,231,833 shares of Class A common stock and 1,293,518 restricted stock units (“RSUs”) of Class A common stock remained outstanding under the 2015 Plan.
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
2015 Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan (the “ESPP”) became effective on June 2, 2015. As of September 30, 2017, there were 1,032,725 shares of Class A common stock available for issuance under the ESPP. The number of shares available for issuance under the ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the lesser of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2017, the number of shares available for issuance under the ESPP was increased by 405,982 shares of Class A common stock.
Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The ESPP provides for 24-month offering periods. Each offering period includes four purchase periods, which are approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 21 and August 21 of each year. The Company commenced its first offering period under the ESPP on June 18, 2015. Employees purchased 271,451 shares of Class A common stock for an aggregate cost of $3,238,421 under the ESPP during the nine months ended September 30, 2017.
2009 Stock Option Plan
The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of September 30, 2017, options to purchase 2,604,513 shares of Class B common stock remained outstanding under the 2009 Plan.

RSU and RSA Activity
A summary of the activity for the Company’s RSUs and RSAs is presented below (in thousands, except share numbers, per share amounts, and contractual term):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested balance – December 31, 2016	743,693	$14.49	3.8	$15,841
Granted	865,286	26.40
Vested	(199,829)	13.91
Forfeited	(115,632)	18.24
Unvested balance – September 30, 2017	1,293,518	$22.21	3.2	$33,437

As of September 30, 2017, there was a total of $25,475,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.2 years.
Stock Option Activity
A summary of the activity for the Company’s stock option plans during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except shares, per share amounts, contractual life):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2016	3,843,276	$10.93		7.5	$39,902
Granted	713,983	25.09	$10.71
Exercised	(513,330)	10.98			7,636
Forfeited or cancelled	(207,583)	16.41
Outstanding – September 30, 2017	3,836,346	$13.26		7.2	$48,482
Exercisable – September 30, 2017	2,143,685	$9.05		6.1	$36,016
Vested and expected to vest – September 30, 2017	3,770,202	$13.13		7.1	$48,143

The total fair value of options vested during the three and nine months ended September 30, 2017 was $977,000 and $3,670,000, respectively, and during the three and nine months ended September 30, 2016 was $1,190,000 and $4,277,000, respectively.

As of September 30, 2017, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $12,653,000, which is expected to be recognized over a weighted-average period of 2.5 years.
Other Stock-Based Compensation
During the three months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $265,000 and zero, respectively, attributed to post-acquisition services that are payable in shares of the Company’s common stock. During the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $543,000 and $271,000, respectively, attributed to post-acquisition services that are payable in shares of the Company’s common stock.
Stock-Based Compensation
We record stock-based compensation based on the fair value of stock options on grant date using the Black-Scholes option-pricing model. We determine the fair value of shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Nine Months Ended September 30,
	2017	2016
Expected term (in years)	5.8	5.8
Expected volatility	40% - 44%	44% - 45%
Risk-free interest rate	1.8% - 2.0%	1.2% - 1.5%
Dividend yield	0%	0%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Nine Months Ended September 30,
	2017	2016
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	31% - 50%	39% - 50%
Risk-free interest rate	0.5% - 1.3%	0.5% - 0.8%
Dividend yield	0%	0%
Total Stock-Based Compensation Expense
Total stock-based compensation expense related to stock options, ESPP, RSUs and RSAs is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$287	$231	$914	$666
Sales and marketing	836	613	2,013	1,636
Research and development	1,167	490	2,674	1,456
General and administrative	1,625	975	4,324	2,848
Total stock-based compensation expense	$3,915	$2,309	$9,925	$6,606

9. INCOME TAXES
The Company recorded an income tax expense of $83,000 and $343,000 for the three and nine months ended September 30, 2017. This tax expense is largely attributable to the deferred tax liability associated with the amortization of indefinite lived intangible assets and foreign income taxes associated with the Company’s operations in the United Kingdom and Australia. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.
The Company’s effective federal tax rate for the three and nine months ended September 30, 2017 was negative 2.3% and negative 3.0%, respectively, primarily as a result of tax amortization of indefinite lived intangible assets.
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

10. NET LOSS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(3,630)	$(5,895)	$(11,914)	$(19,039)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.15)	$(0.27)	$(0.48)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	46,460	39,965	43,475	39,708

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	As of September 30,
	2017	2016
Shares subject to outstanding stock options and employee stock purchase plan	3,875,630	4,093,778
Shares subject to outstanding restricted stock units	1,293,518	718,153
Total	5,169,148	4,811,931
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
Revenue
The following table presents the Company’s total revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription and services	$28,283	$21,185	$79,228	$60,554
Payments	17,786	13,484	52,155	38,540
Product and other	543	593	1,550	1,736
Total revenue	$46,612	$35,262	$132,933	$100,830

The following table presents the Company’s total revenue by geography based on the billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$37,284	$29,000	$107,295	$83,639
Other	9,328	6,262	25,638	17,191
Total	$46,612	$35,262	$132,933	$100,830

Substantially all of the Company’s assets were attributable to operations in the United States as of September 30, 2017 and December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q.
Overview
We are the leading provider of cloud-based business management software for the wellness services industry and a growing consumer brand, with approximately 59,000 local business subscribers on our platform in over 130 countries and territories. These subscribers provide a variety of wellness services to approximately 40 million active consumers as of September 30, 2017. We are also a leading payments platform dedicated to the wellness services industry transacting approximately $2.0 billion and $1.6 billion on our payments platform for the three months ended September 30, 2017 and 2016, respectively, representing a 23% increase year over year.
We primarily market and sell subscriptions for our integrated cloud-based business management software and payments platform to small and medium-sized businesses in the wellness services industry, including boutique fitness businesses, spas, salons, and integrative health businesses.
We offer our software platform to our subscribers as a subscription-based service. In the first quarter of 2017, we refined our subscriber growth strategy to focus on high value subscribers, which we define as subscribers of our Starter, Pro, Accelerate and Ultimate software levels. In connection with this strategy, as of January 1, 2017, we stopped actively selling subscriptions of our Solo software level to new subscribers and increased the monthly subscription pricing across all other software levels for new subscribers. We also increased monthly subscription pricing across all of our software levels for existing subscribers without long term contracts, which has been and will continue to be rolled out over the course of 2017. In addition, in the first nine months of 2017, we focused subscriber growth in the United States, Canada, the United Kingdom, Ireland, Australia, New Zealand, Hong Kong, and Singapore.
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

We plan to continue to enhance our software architecture and enhance and expand our platform through ongoing investments in research and development and sales and marketing, and by pursuing strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. For example, in connection with our recent acquisition of Lymber Wellness, Inc., we are making investments to deepen our integration of yield management technology into our platform and to promote subscriber and consumer adoption.

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

Set forth below are summary financial highlights for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	%	2017	2016	%
	(dollars in millions)
Revenue	$46.6	$35.3	32%	$132.9	$100.8	32%
Net loss	(3.6)	(5.9)		(11.9)	(19.0)
Adjusted EBITDA(1)	$2.5	$(1.1)		$5.3	$(5.4)
(1) For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.”
During the nine months ended September 30, 2017 and 2016, approximately 81% and 83% of our revenue came from the United States, respectively.
Our employee headcount increased to 1,440 employees as of September 30, 2017, from 1,344 as of September 30, 2016, of which approximately 29% are engaged in supporting existing subscribers and approximately 51% are engaged in increasing our subscriber base, growing our consumer brand or developing future products.
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

	As of and for the Three Months Ended September 30,
	2017	2016
Subscribers (end of period)	59,028	58,566
Average monthly revenue per subscriber	$259	$204
Payments volume (in billions)	$2.0	$1.6
Dollar-based net expansion rate (end of period)	106%	115%

•
Subscribers. Subscribers are defined as unique physical business locations or individual practitioners who have active subscriptions to our platform as of the end of the period. We believe the number of subscribers is one indicator of the growth of our platform, but the revenue contribution of individual subscribers can vary widely. For example, the vast majority of our revenue is generated from our high value subscribers. The number of subscribers on our Solo software level decreased from 7,994 as of September 30, 2016, to 4,370 as of September 30, 2017, and the number of our high value subscribers increased from 50,572 as of September 30, 2016, to 54,658 as of September 30, 2017.  Growth in the number of our high value subscribers depends, in part, on our ability to successfully develop and market our platform to wellness businesses and consumers who have not yet become part of our network. While growth in the number of subscribers can be an important indicator of expected revenue growth, it also informs our management’s decisions with respect to the areas of our business that will require further investment in order to support expected future growth. For example, as the number of high value subscribers increases, we may need to increase the headcount in our customer support organization, as well as increase our IT infrastructure capital expenditures in order to maintain the effectiveness of our platform and the performance of our software for our subscribers and consumers. The number of subscribers, including our high value subscribers, has increased year over year, and we expect the number of high value subscribers to continue to increase over time, however our overall subscriber count may decline in the near term as we continue to execute on our growth strategy. In addition, the impact of our subscriber growth strategy has and could continue to cause the total number of subscribers to fluctuate from quarter to quarter. For example, as of January 1, 2017, we stopped actively selling subscriptions of our Solo software level to new subscribers and increased the monthly subscription pricing across all other software levels for new subscribers. We also increased monthly subscription pricing across all of our software levels for existing subscribers without long term contracts, which has been and will continue to be rolled out over the course of 2017. In addition, we concentrated our subscriber growth strategy on high value subscribers in specific countries, all of which we believe contributed to a sequential decrease in the total number of subscribers by 317, with a sequential increase in the total number of our high value subscribers by 292, as of September 30, 2017.  The growth rate of the number of subscribers declined as of September 30, 2017 compared to September 30, 2016 and may continue to do so in the future as we execute on our growth strategy and we make changes to our pricing and subscription offerings.

•
Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the applicable period, divided by the number of months in the period. For example, the ARPS measurement period in the table above was measured over each of the three months ended September 30, 2017 and 2016. ARPS increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and we expect it to continue to increase in the future, although we expect the growth rate to fluctuate over time.

•
Payments Volume. We believe that payments volume is an indicator of the underlying current health of our subscribers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our subscribers and consumers utilizing our payments platform. Payments volume increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and we expect it to continue to increase in the future.  The growth rate in payments volume decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and we expect it to fluctuate over time.

•
Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a subscriber relationship. We can achieve this by focusing on delivering value and functionality that retains our existing subscribers and by expanding the revenue derived from our subscribers over the lifetime of the relationship by selling higher value subscriptions to subscribers on lower software levels, through the utilization of our premium customer support offering, by increasing the value of transactions processed through our payments platform, and through services provided by our application programming interface, or API, and technology partners. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our subscribers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription and services and payments revenue for a set of subscriber accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription and services and payments revenue of our subscriber base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription and services and payments revenue of the same subscriber base included in our measure of base revenue at the end of the period being measured. We expect our dollar based net expansion rate to fluctuate over time.
Non-GAAP Financial Measure
Adjusted EBITDA
To provide investors with additional information regarding our financial results prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have presented Adjusted EBITDA, which is a non-GAAP financial measure defined by us as our net loss before stock-based compensation expense, depreciation and amortization, provision for income taxes, and other income (expense), net, which consisted of interest income (expense), net, and other income (expense), net. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(3,630)	$(5,895)	$(11,914)	$(19,039)
Stock-based compensation expense	3,915	2,309	9,925	6,606
Depreciation and amortization	2,337	2,013	6,736	5,671
Provision for income taxes	83	142	343	279
Other (income) expense, net	(217)	351	181	1,091
Adjusted EBITDA	$2,488	$(1,080)	$5,271	$(5,392)
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

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, lead generation, promotional and other marketing activities, and allocated overhead. Sales and marketing expense is our largest operating expense, driving growth in subscribers, ARPS and consumer adoption, and we expect to continue to increase this expense in absolute dollars as we increase our sales and marketing efforts, although such expense may fluctuate as a percentage of total revenue. For instance, this year we held BOLD, our annual customer conference in the third quarter, instead of the fourth quarter as in previous years, which resulted in a significant year over year increase in sales and marketing expense for the third quarter of 2017.

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

Other Income and Expenses
Our other income and expenses line items consist of interest income (expense), net, and other income (expense), net.

•
Interest income (expense), net. Interest income (expense), net, consists primarily of the interest incurred on the financing obligation associated with our build-to-suit lease arrangement and interest earned on our cash and cash equivalent balances. We entered into a loan agreement with Silicon Valley Bank in 2015 for a secured revolving credit facility and any future draws on this loan agreement will incur interest expense and result in increased interest expense in future periods. This loan agreement expires in January 2018.

•
Other income (expense), net. Other income (expense), net, consists primarily of gains and losses on disposals of property and equipment, gains and losses from foreign currency transactions, and other income and expenses.

Provision for Income Taxes
Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for U.S. deferred tax assets, including net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future.
Results of Operations
The following tables set forth our results of operations data in dollars and as a percentage of revenue for the periods presented. The period-to-period comparison of results of operations is not necessarily indicative of results to be expected for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$46,612	$35,262	$132,933	$100,830
Cost of revenue(1)	13,123	10,972	37,880	31,657
Gross profit	33,489	24,290	95,053	69,173
Operating expenses:
Sales and marketing(1)	18,514	14,599	52,210	41,534
Research and development(1)	8,976	7,747	26,426	22,758
General and administrative(1)	9,763	7,346	27,807	22,550
Total operating expenses	37,253	29,692	106,443	86,842
Loss from operations	(3,764)	(5,402)	(11,390)	(17,669)
Interest income (expense), net	172	(261)	(125)	(865)
Other income (expense), net	45	(90)	(56)	(226)
Loss before provision for income taxes	(3,547)	(5,753)	(11,571)	(18,760)
Provision for income taxes	83	142	343	279
Net loss	$(3,630)	$(5,895)	$(11,914)	$(19,039)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	28%	31%	28%	31%
Gross profit	72%	69%	72%	69%
Operating expenses:
Sales and marketing	40%	41%	39%	41%
Research and development	19%	22%	20%	23%
General and administrative	21%	21%	21%	22%
Total operating expenses	80%	84%	80%	86%
Loss from operations	(8)%	(15)%	(8)%	(17)%
Interest income (expense), net	—%	(1)%	—%	(1)%
Other income (expense), net	—%	—%	—%	—%
Loss before provision for income taxes	(8)%	(16)%	(8)%	(18)%
Provision for income taxes	—%	(1)%	(1)%	(1)%
Net loss	(8)%	(17)%	(9)%	(19)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$287	$231	$914	$666
Sales and marketing	836	613	2,013	1,636
Research and development	1,167	490	2,674	1,456
General and administrative	1,625	975	4,324	2,848
Total stock-based compensation expense	$3,915	$2,309	$9,925	$6,606

Comparison of the three and nine months ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$28,283	$21,185	$7,098	34%	$79,228	$60,554	$18,674	31%
Payments	17,786	13,484	4,302	32%	52,155	38,540	13,615	35%
Product and other	543	593	(50)	(8)%	1,550	1,736	(186)	(11)%
Total revenue	$46,612	$35,262	$11,350	32%	$132,933	$100,830	$32,103	32%

Revenue increased $11.4 million, or 32%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  Subscription and services revenue increased $7.1 million, or 34%, of which $6.4 million was due to pricing increases, the increased adoption of our subscriber-branded app, and an improvement in the mix to high value subscribers. Payments revenue increased $4.3 million, or 32%, due to an increase in the volume of transactions processed by our subscribers combined with an increase in the number of subscribers that utilize our payments platform as well as an increase in the value retained from payments transactions.

Revenue increased $32.1 million, or 32%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  Subscription and services revenue increased $18.7 million, or 31%, of which $18.1 million was due to pricing increases, the increased adoption of our subscriber-branded app, and an improvement in the mix of subscribers. Payments revenue increased $13.6 million, or 35%, due to an increase in the volume of transactions processed by our subscribers combined with an increase in the number of subscribers that utilize our payments platform as well as an increase in the value retained from payments transactions.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$13,123	$10,972	$2,151	20%	$37,880	$31,657	$6,223	20%
Gross margin	72%	69%			72%	69%

Cost of revenue increased $2.2 million, or 20%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily attributable to a $1.5 million increase in personnel-related expenses, a $0.3 million increase in infrastructure costs to support the growing number of subscribers, and a $0.3 million increase in amortization of acquired intangible assets.

Cost of revenue increased $6.2 million, or 20%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily attributable to a $3.8 million increase in personnel-related expenses, a $1.6 million increase in infrastructure costs to support the growing number of subscribers, and a $0.8 million increase in amortization of acquired intangible assets.

As of September 30, 2017, we had 535 employees dedicated to data center operations, global customer support and onboarding services as compared to 490 employees as of September 30, 2016.
The increase in gross margin, or gross profit as a percentage of revenue, during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily driven by revenue growing faster than the cost of revenue to support the additional revenue.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$18,514	$14,599	$3,915	27%	$52,210	$41,534	$10,676	26%

Sales and marketing expense increased $3.9 million, or 27%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily attributable to a $2.1 million increase in personnel-related expenses, which includes $0.2 million in stock-based compensation expense, due to an increase in the average headcount as we expanded our sales efforts to increase both the number of high value subscribers and average revenue per subscriber, and a $1.9 million increase in promotional spending and indirect marketing programs including our annual BOLD conference which was held in the third quarter this year versus the fourth quarter in the prior year.

Sales and marketing expense increased $10.7 million, or 26%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily attributable to a $7.8 million increase in personnel-related expenses, which includes $0.4 million in stock-based compensation expense, due to an increase in the average headcount as we expanded our sales efforts to increase both the number of high value subscribers and average revenue per subscriber, and a $2.5 million increase in promotional spending and indirect marketing programs including our annual BOLD conference which was held in the third quarter this year versus the fourth quarter in the prior year.

As of September 30, 2017, we had 508 employees dedicated to sales and marketing as compared to 500 employees as of September 30, 2016.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$8,976	$7,747	$1,229	16%	$26,426	$22,758	$3,668	16%

Research and development expense increased $1.2 million, or 16%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily attributable to an increase in average headcount and resulting personnel-related expenses of $1.8 million, including a $0.7 million increase in stock-based compensation, offset by capitalized qualifying development costs incurred during the three months ended September 30, 2017 of $0.8 million.

Research and development expense increased $3.7 million, or 16%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily attributable to an increase in average headcount and resulting personnel-related expenses of $4.1 million, including a $1.2 million increase in stock-based compensation, offset by capitalized qualifying development costs incurred during the nine months ended September 30, 2017 of $1.0 million.

As of September 30, 2017, we had 233 employees dedicated to research and development as compared to 219 employees as of September 30, 2016.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
General and administrative	$9,763	$7,346	$2,417	33%	$27,807	$22,550	$5,257	23%

General and administrative expense increased $2.4 million, or 33%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to a $1.5 million increase in personnel-related expenses, including a $0.7 million increase in stock-based compensation, and a $0.7 million increase in audit, legal and consulting fees.

General and administrative expense increased $5.3 million, or 23%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to a $3.7 million increase in personnel-related expenses, including a $1.5 million increase in stock-based compensation, and a $1.1 million increase in audit, legal and consulting fees.

As of September 30, 2017, we had 164 employees dedicated to general and administrative as compared to 135 employees as of September 30, 2016.

Other Expense, net, and Income Taxes Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Interest income (expense), net	$172	$(261)	$433	(166)%	$(125)	$(865)	$740	(86)%
Other income (expense), net	45	(90)	135	(150)%	(56)	(226)	170	(75)%
Provision for income taxes	$83	$142	$(59)	(42)%	$343	$279	$64	23%

Interest income (expense), net increased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 as a result of interest income earned on our higher cash balances, which are invested in money market funds.
Liquidity and Capital Resources
As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $225.3 million and $85.9 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.
In January 2015, we entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows us to borrow up to $20 million for working capital and general business requirements. We have not drawn down any amounts under the loan agreement. The loan agreement is set to expire in January 2018.
In May 2017, we completed a follow-on public offering in which we issued and sold 5,060,000 shares of Class A common stock at a public offering price of $27.95 per share. We received net proceeds of $134.7 million after deducting underwriters’ discounts and commissions of $6.7 million, but before deducting offering expenses of approximately $0.4 million.
We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and those factors set forth in Part II, Section 1A - “Risk Factors,” of this Quarterly Report on Form 10-Q. We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.
The following table summarizes our cash and cash equivalents and our cash flows as of and for the periods presented:

	As of September 30,
	2017	2016
Cash and cash equivalents	$225,312	$86,288

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in) operating activities	5,524	(4,124)
Cash used in investing activities	7,492	10,604
Cash provided by financing activities	141,217	7,604

Operating Activities
During the nine months ended September 30, 2017, operating activities provided $5.5 million in cash, primarily as a result of $16.7 million of non-cash expenses included in our net loss of $11.9 million, and $0.8 million provided by the net change in operating assets and liabilities. The non-cash expenses primarily consisted of $9.9 million of stock-based compensation expense and $6.7 million of depreciation and amortization expense. The net change in operating assets and liabilities was primarily a result of a $1.9 million increase in accounts payable, accrued expenses, and other liabilities and a $1.2 million increase in deferred revenue, which were partially offset by a $0.8 million increase in accounts receivable, and a $2.0 million increase in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses, and other liabilities was due to the increase in headcount and the timing of payments to our vendors and employees.
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
Investing Activities
During the nine months ended September 30, 2017, investing activities used $7.5 million as a result of $5.8 million in purchases of property and equipment and $1.7 million cash paid for a business acquisition.
During the nine months ended September 30, 2016, investing activities used $10.6 million as a result of $6.5 million in purchases of property and equipment and $4.1 million cash paid for a business acquisition.
Financing Activities
During the nine months ended September 30, 2017, net cash provided by financing activities was $141.2 million, consisting primarily of the issuance of Class A common stock in the amount of $134.3 million, exercise of equity awards of $5.6 million, and proceeds from our employee stock purchase plan of $3.2 million, partially offset by $1.6 million in tax payments related to employee shares withheld from RSUs vesting during the period.
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
Off Balance Sheet Arrangements
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the British Pound Sterling, the Euro and the Australian Dollar, which are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in foreign currency hedging transactions. A hypothetical 10% change in foreign currency exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
We have incurred a net loss in each year since our inception, including a net loss of $23.0 million, $36.1 million and $24.6 million in the years ended December 31, 2016, 2015 and 2014, respectively, and a net loss of $11.9 million and $19.0 million in the nine months ended September 30, 2017 and 2016, respectively. For the years ended December 31, 2016, 2015 and 2014, our revenue was $139.0 million, $101.4 million and $70.0 million, respectively, representing a 37% and 45% growth rate, respectively. For the nine months ended September 30, 2017 and 2016, our revenue was $132.9 million and $100.8 million, respectively, representing a 32% growth rate. Our historical revenue growth rates are not necessarily indicative of future growth, and we may not achieve similar revenue growth rates in future periods.
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
The vast majority of our subscription revenue is derived from subscriptions to our platform that have monthly terms.  For us to maintain or improve our operating results, it is important that our subscribers renew their subscriptions each month.  Our retention rate may decline or fluctuate as a result of a number of factors, including our subscribers’ satisfaction with our platform, our customer support, our prices, the prices of competing software systems, system uptime, network performance, data breaches, mergers and acquisitions affecting our subscriber base, the effects of global economic conditions and the strength of our subscribers’ businesses.  For example, in January 2017, we stopped actively selling subscriptions of our Solo software level to new subscribers and increased the monthly subscription pricing across all other software levels for new subscribers. We also increased monthly subscription pricing across all of our software levels for existing subscribers without long term contracts, which has been and will continue to be rolled out over the course of 2017. We believe that the foregoing contributed to the sequential decline in the total number of subscribers as of three months ended March 31, June 30, and September 30, 2017. While we believe that our refined subscriber growth strategy to target high value subscribers will contribute to our revenue growth over time, we cannot guarantee that our subscribers will continue to renew their subscriptions. If our subscribers, and in particular our high value subscribers, do not renew their subscriptions or renew but shift to lower priced software subscriptions, our revenue may decline and we may not realize improved operating results from our subscriber base.
If our network or computer systems are breached, unauthorized access to subscriber or consumer data is otherwise obtained, or denial-of-service attacks occur, our platform may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, and we may incur significant liabilities.
Use of our platform involves the storage, transmission and processing of our subscribers’ proprietary data, including personal or identifying information regarding their consumers or employees.  Unauthorized access to or security breaches of our platform or denial-of-service attacks that we have experienced, could result in the loss of data, loss of intellectual property or trade secrets, loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant fees and other monetary payments for remediation.

If any unauthorized access to our systems or data or any other security breach or denial-of-service attack occurs, or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired.  If subscribers believe that our platform does not provide adequate security for the storage of personally identifiable or other sensitive information or its transmission over the Internet, our business will be harmed.  Subscribers’ concerns about security, privacy, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.  Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.  Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability.  Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Further, many foreign countries and governmental bodies, including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction.  Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses. These laws and regulations often are more restrictive than those in the United States and are subject to significant changes.  For example, with regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area to the United States. In October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. In July 2016, the European Union and the United States announced the adoption of a new framework for legitimizing trans-Atlantic data flows, the EU-U.S. Privacy Shield. In September 2016, we self-certified with the U.S. Department of Commerce under the EU-U.S. Privacy Shield as a replacement to the now invalid EU-U.S. Safe Harbor Framework. Notwithstanding this certification, uncertainty remains as to whether the EU-U.S. Privacy Shield and other legal mechanisms for the lawful transfer of data from the European Union to the United States will withstand legal challenges, whether from regulators or private parties. Additionally, beginning in September 2017 the EU-U.S. Privacy Shield is subject to annual review by the European Commission and the U.S. Department of Commerce, which could result in modifications to the Privacy Shield or its enforcement, or even its invalidation. As another example of new requirements that could increase scrutiny under Privacy Shield, the European Commission, in its most recent review, commented that “[c]ompliance checks could for example take the form of compliance review questionnaires sent to a representative sample of certified companies on a specific 'thematic' issue (e.g., onward transfers, data retention), or the [U.S. Department of Commerce] could systematically request to be provided with the annual compliance reports.” If our privacy and data policies and practices, are, or are perceived to be, insufficient or if our customers have concerns regarding the transfer of data from the European Union to the United States, customer demand for our platform could decline and our business could be negatively impacted.
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
Our continued growth depends in part on the ability of our existing and potential subscribers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for our platform’s continued performance.  We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, or other security related incidents.  For example, we have been the subject of denial-of-service attacks that have rendered our core software inaccessible for several hours.  In addition, from time to time we experience limited periods of server downtime due to server failure or other technical difficulties.  In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases due to, among other things, a growing number of subscribers and consumers originating from and demanding service in a greater number of countries.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, subscriber or consumer data may be permanently lost.  Moreover, our agreements with subscribers typically provide for a limited warranty relating to service level commitments. Our subscribers may be eligible for credits if we are unable to meet these service level commitments.  If we experience significant periods of service downtime in the future, we may be subject to claims by our subscribers against these warranties.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects.
Because our platform is complex, undetected errors, failures, vulnerabilities or bugs may occur, especially when updates are deployed or if there are issues with our secure access management procedures.  Our platform is often used in connection with computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors in or failures of our platform or other aspects of the computing environments.  In addition, deployment of our platform into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities or bugs in our platform.  Despite testing by us, errors, failures, vulnerabilities or bugs may not be found in our platform until after it is deployed to our subscribers or their consumers.  We have discovered, and expect to discover in the future, software errors, failures, vulnerabilities and bugs in our platform, and we anticipate that certain of these errors, failures, vulnerabilities and certain bugs can only be discovered and remediated after deployment to subscribers.  Real or perceived errors, failures or bugs in our platform could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position or claims by subscribers for losses sustained by them.  In such an event, we may be required, or may choose for subscriber relations or other reasons, to expend additional resources in order to help correct the problem and or repair goodwill with our subscribers.
Our payments platform is a core element of our business, and any failure to grow and develop our payment processing activities, or to anticipate changes in consumer behavior, could materially and adversely affect our business and financial results.
Our payments platform is a core element of our business.  For the years ended December 31, 2016, 2015 and 2014, our payments platform generated 39%, 37% and 37% of our total revenue, respectively. For the nine months ended September 30, 2017 and 2016, our payments platform generated 39% and 38% of our total revenue, respectively. Our future success depends in large part on the continued growth and development of our payments platform.  If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop such activities, our business may be materially and adversely affected.
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
We depend on our third-party processing partners to perform payment processing services.  Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business.  A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our subscribers, including losses caused by chargebacks and consumer or subscriber fraud.  We have in the past and may in the future incur losses caused by chargebacks and fraud.  In the event of a significant loss by our processing partners, we may be required to remit a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts.  In addition, our subscribers may be subject to quality issues related to products or services provided by our third-party processing partners or we may become involved in contractual disputes with our processing partners, both of which could impact our reputation and adversely impact our revenue.  Certain contracts may expire or be terminated, and we may not be able to replicate the associated revenue through a new processing partner relationship for a considerable period of time.
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
Increasing our subscriber base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing organization to generate a sufficient pipeline of qualified sales leads and on our direct sales force to close new subscribers.  From September 30, 2016 to September 30, 2017, our sales and marketing organizations increased from 500 to 508 employees.  We plan to continue to expand our direct sales force, both domestically and internationally, and to increase the number of our sales professionals who have experience in selling to larger organizations.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, and this competition is particularly acute for us given that our headquarters is located in San Luis Obispo, a small city with fewer resources than the San Francisco Bay Area, where many companies competing for similar talent are based.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive.  If our marketing organization does not generate a sufficient pipeline of qualified sales leads and our direct sales force is unable to close subscribers, our business and future growth prospects could be harmed.
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

Since many of these risks are not within our control, any new standards or requirements by these third party developers or platforms could adversely affect our business, thereby reducing our revenue or increase our operating costs and adversely affecting our growth prospects.
The number of actual consumers using our platform may be lower than the number we have estimated.
We estimate that approximately 40 million active consumers used our platform during the two years ended September 30, 2017. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different subscribers.  However, in certain cases, a single consumer may have transacted with multiple subscribers under slightly different names, in which case there is a chance that we have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.  If the number of actual consumers is materially lower than our expectations, our business may not grow as fast as we expect, which could harm our operating and financial results and cause our stock price to decline. Additionally, we have recently focused our sales and marketing efforts on high value subscribers, including analyzing these subscribers and their spending patterns to identify trends and opportunities. We are continuing to invest in our systems and controls to improve the precision and reliability of this high value subscriber data.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
In the nine months ended September 30, 2017 and 2016, we derived 19% and 17%, respectively, of our revenue from subscribers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales personnel and sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new subscribers to subscribe to our platform or to convince existing subscribers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the subscriber.  To the extent we are unable to effectively engage with non-U.S. subscribers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of September 30, 2017, including, among others, our executive officers, employees and directors and their respective affiliates, collectively held approximately 48.5% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to have significant influence over our management and affairs and over all matters requiring stockholder approval.  These holders of our Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  The effect of this dual class structure may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2017, we had 42.6 million shares of Class A common stock and 4.0 million shares of Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act, shares held for less than one year in connection with any acquisition for which we did not issue registered shares, and subject in some cases to our insider trading policy.
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

MINDBODY, INC.

Date: November 1, 2017	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2017	By:	/s/ Brett White
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