Form 10-Q
period 2018-03-31
MINDBODY, Inc.
filed 2018-05-10
CIK 1458962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 8, 2018, the registrant had 43,778,041 shares of Class A common stock, and 3,691,775 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “possible,” “continue” or the negative of these words or other similar terms or expressions that concern, among other things, our expectations, strategy, plans or intentions. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to grow revenue and/or maintain our revenue growth rate by adding new customers, retaining and deepening relationships with existing customers, growing our consumer user base and increasing transaction volume across our two-sided marketplace of wellness;

•	our ability to timely and effectively scale and adapt our existing technology;

•	the effects of the evolving regulatory framework for privacy, security and data protection on our platform;

•	the effects of price increases;

•	benefits associated with use of our products and services;

•	our ability to introduce, develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;

•	the network effects associated with our business;

•	our future financial performance, including expectations regarding trends in revenue, cost of revenue, operating expenses, other income and expenses, and income taxes;

•	our future key metric performance;

•	our ability to further develop strategic relationships, including our ability to increase or maintain our revenue from our API and technology partners;

•	our ability to strengthen or maintain partnerships with payment processors;

•	the security of our platform and the protection of data on our platform;

•
our plans for and ability to achieve positive returns on investments, including investment in research and development, sales and marketing, the development of our customer and consumer support teams and our data center infrastructure, and our ability to effectively manage our growth and associated investments;

•
our ability to successfully identify, acquire and integrate companies (including FitMetrix, Inc., or FitMetrix, and Booker Software, Inc., or Booker) and assets in a manner that generates positive returns;

•	our expectations relating to our acquisitions of FitMetrix and Booker;

•	the sufficiency of our cash and cash equivalents on hand, cash generated from operations or equity and/or debt financing activities to meet requirements for working capital and capital expenditures;

•	the effects of seasonal trends on our operating results;

•	our ability to attract and retain senior management, qualified employees and key personnel;

•	our ability to successfully enter new markets and manage our international expansion; and

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. The outcomes of the events described in these forward-looking statements are subject to substantial risks, uncertainties and other factors described in Part II, Item 1A - “Risk Factors,” and elsewhere, in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

GLOSSARY

To assist you in reading this Quarterly Report on Form 10-Q, we have provided definitions of some of the terms and acronyms that we use:

“Active consumer” - As of a given date, the estimated number of unique clients of our customers’ services who have used our platform to transact with our customers during the two years ending on such date. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  For a discussion of risks related to our calculation of active consumers, see the section titled “Risk Factors - Real or perceived inaccuracies in our key, user and other metrics may harm our reputation and negatively affect our business.”

“API” - Application programming interface.

“app” - Application.

“ARPS” - Average monthly revenue per subscriber.

“Client” - A consumer who has chosen to purchase services from a customer's business.

“Consumer” - Any person who may purchase wellness services.

“High Value Subscriber” - Any customer on our platform, including FitMetrix customers and, beginning in the second quarter of 2018, Booker customers, exclusive of those customers on the Solo software level.

“Subscriber” or “Customer” - Unique physical locations or individual practitioners who have active subscriptions to services on our platform, as of the end of the period, including subscriptions to FitMetrix services and, beginning in the second quarter of 2018, Booker services.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MINDBODY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$217,708	$232,019
Accounts receivable	12,196	10,917
Deferred commissions, current portion	938	—
Prepaid expenses and other current assets	6,393	5,612
Total current assets	237,235	248,548
Property and equipment, net	33,185	32,871
Deferred commissions, non-current portion	2,668	—
Intangible assets, net	17,484	7,377
Goodwill	20,248	11,583
Other non-current assets	1,246	934
TOTAL ASSETS	$312,066	$301,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,376	$7,448
Accrued expenses and other liabilities	12,827	13,099
Deferred revenue, current portion	5,949	6,318
Other current liabilities	1,135	1,828
Total current liabilities	29,287	28,693
Deferred revenue, non-current portion	1,499	3,201
Deferred rent, non-current portion	2,096	1,966
Financing obligation on leases, non-current portion	14,789	14,932
Other non-current liabilities	607	585
Total liabilities	48,278	49,377
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 43,672,907 shares issued and outstanding as of March 31, 2018; 1,000,000,000 shares authorized, 43,041,405 shares issued and outstanding as of December 31, 2017	1	1
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 3,747,030 shares issued and outstanding as of March 31, 2018; 100,000,000 shares authorized, 3,901,966 shares issued and outstanding as of December 31, 2017	—	—
Additional paid-in capital	463,905	454,196
Accumulated other comprehensive loss	(116)	(108)
Accumulated deficit	(200,002)	(202,153)
Total stockholders’ equity	263,788	251,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,066	$301,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$53,823	$42,214
Cost of revenue	15,421	12,019
Gross profit	38,402	30,195
Operating expenses:
Sales and marketing	18,105	16,334
Research and development	11,788	8,648
General and administrative	12,663	8,686
Total operating expenses	42,556	33,668
Loss from operations	(4,154)	(3,473)
Interest income (expense), net	366	(214)
Other income (expense), net	39	(80)
Loss before provision for income taxes	(3,749)	(3,767)
Income tax provision (benefit)	(2,058)	142
Net loss	(1,691)	(3,909)
Net loss per share, basic and diluted	$(0.04)	$(0.10)
Weighted-average shares used to compute net loss per share, basic and diluted	47,106	40,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,691)	$(3,909)
Other comprehensive gain, net of taxes:
Change in cumulative translation adjustment	19	90
Comprehensive loss	$(1,672)	$(3,819)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,691)	$(3,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,648	2,090
Stock-based compensation expense	4,816	2,497
Partial release of valuation allowance	(2,133)	—
Other	30	(9)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(1,012)	(721)
Deferred commissions	(2,674)	—
Prepaid expenses and other assets	(1,036)	(364)
Accounts payable	1,089	294
Accrued expenses and other liabilities	(463)	327
Deferred revenue	321	652
Deferred rent	160	176
Net cash provided by operating activities	55	1,033
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,969)	(1,406)
Additions to internally developed software	(1,043)	—
Acquisition of business, net of cash acquired	(15,196)	(1,450)
Net cash used in investing activities	(18,208)	(2,856)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	2,006	1,510
Proceeds from exercise of equity awards	3,499	2,408
Payment related to shares withheld for taxes	(790)	—
Payment of financing obligation related to HealCode acquisition	(750)	—
Repayment on financing and capital lease obligations	(121)	(100)
Other	—	(33)
Net cash provided by financing activities	3,844	3,785
Effect of exchange rate changes on cash and cash equivalents	(2)	115
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,311)	2,077
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	232,019	85,864
CASH AND CASH EQUIVALENTS, END OF PERIOD	$217,708	$87,941
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$45	$51
Cash paid for interest	297	310
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Earnout in business combination deemed part of total purchase consideration	—	5,142
Unpaid equipment purchases	1,798	559
Acquisition consideration held back to satisfy potential indemnification claims	—	750

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
MINDBODY and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a provider of cloud-based business management software for the wellness services industry and a rapidly growing consumer brand. Its integrated software and payments platform helps business owners in the wellness services industry run, market and build their businesses. MINDBODY enables the consumers to evaluate, engage, and transact with local businesses in its marketplace.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“GAAP”), which include the accounts of MINDBODY and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2018. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.
These condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2017 included in the Annual Report on Form 10-K (“Annual Report”), which was filed with the SEC on March 1, 2018.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the capitalization and estimated useful life of the Company’s internally developed software, useful lives of property and equipment, the period of benefit that deferred commissions are amortized over, the determination of fair value of stock awards issued and forfeiture rates, a valuation allowance for deferred tax assets, contingencies, and the purchase price allocation of acquired businesses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Changes in facts or circumstances may cause the Company to change its assumptions and estimates in future periods, and it is possible that actual results could differ from current or future estimates.
Concentration of Credit Risk
As of March 31, 2018 and December 31, 2017, one trade receivable represented 22% and 17% of the accounts receivable balance, respectively. No single customer, API partner, or technology partner represented over 10% of revenue for any of the periods presented in the condensed consolidated statements of operations.

Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies, other than the adoption of the new guidance on revenue from contracts with customers described below under the heading Recently Adopted Accounting Pronouncements and Note 2 - “Revenue Recognition,” as compared to the significant accounting policies described in the Company’s Annual Report.
Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) (“Topic 606”). Topic 606 requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. It also states that an entity should recognize as an asset the incremental costs of obtaining a contract that the entity expects to recover and amortize that cost over a period consistent with the period over which the transfer to the customer of the underlying good or services occurs. Topic 606 requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective method to apply this guidance to all open contracts at the date of initial application, which resulted in an adjustment to accumulated deficit for the cumulative effect of applying this guidance.

Under Topic 606, incremental costs of obtaining a contract are recorded as an asset and recognized as an operating expense over the period that the Company expects to recover the costs, which is approximately four years.

The most significant impact of Topic 606 on revenue to the Company relates to the timing of revenue recognition for one of its payment contracts. Under Topic 606, the Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term, rather than when fees become fixed or determinable.

The cumulative effect of changes related to the adoption of Topic 606 are reflected in the opening balance of accumulated deficit is shown below:

	As Reported	Revenue Standard Adjustments			As Adjusted
	December 31, 2017	Payments Contract	Product and Other	Cost to obtain a Contract	January 1, 2018
ASSETS
Prepaid expenses and other current assets	$5,612	$—	$38	$—	$5,650
Other non-current assets	934	—	33	—	967
Deferred commissions, current portion	—	—	—	224	224
Deferred commissions, non-current portion	—	—	—	677	677

LIABILITIES
Deferred revenue, current portion	$6,318	$(958)	$—	$—	$5,360
Deferred revenue, non-current portion	3,201	(1,912)	—		1,289

STOCKHOLDERS' EQUITY
Accumulated deficit	$(202,153)	$2,869	$72	$900	$(198,312)

See Note 2 – “Revenue Recognition,” for additional accounting policy and transition disclosures.

In May 2017, the FASB issued authoritative guidance related to employee Share-Based Payments Transactions. The new guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Specifically, an entity should not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted the guidance on the effective date. The new guidance did not have and is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued authoritative guidance related to Clarifying the Definition of a Business. The new guidance clarifies whether transactions should be accounted for as acquisitions of assets or businesses. To be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of this new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance on the effective date noting there was no impact on its consolidated financial statements or the acquisitions of FitMetrix and Booker.

In January 2017, the FASB issued authoritative guidance related to Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the guidance effective on January 1, 2018 noting the adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued authoritative guidance related to the Classification of Certain Cash Receipts and Cash Payments. The new guidance standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied using a retrospective transition method to each period presented. If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted the guidance on the effective date noting the adoption of the new guidance did not have and is not expected to have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements

In March 2018, the FASB issued authoritative guidance intended to state the income tax accounting implications of the Tax Cuts and Jobs Act (“New Tax Act”), which clarifies the measurement period time frame, changes in subsequent reporting periods and reporting requirements as a result of the New Tax Act of 2017. The guidance allows disclosure that some or all of the income tax effects from the New Tax Act are incomplete by the due date of the financial statements and requests entities provide a reasonable estimate if possible. The Company has accounted for the tax effects of the New Tax Act under the guidance on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of March 31, 2018 and December 31, 2017.

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

In January 2018, the FASB issued authoritative guidance related to income statement-reporting for comprehensive income. The standard will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of U.S. tax reform to retained earnings. The new guidance is effective for the Company beginning after December 15, 2018, and interim periods within those fiscal years. The effects of this standard on the Company’s financial position, results of operations and cash flows are not expected to be material.

2. REVENUE RECOGNITION

The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective method applying this guidance to all open contracts at the date of initial application, which resulted in an adjustment to accumulated deficit for the cumulative effect of applying this guidance.

We generate revenue primarily from providing an integrated cloud-based business management software and payments platform for the wellness services industry and, to a lesser extent, products.

The Company determines revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer

ii.	Identification of the performance obligations in the contract

iii.	Determination of the transaction price

iv.	Allocation of the transaction price to the performance obligations in the contract

v.	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Components of revenue

The following is a description of principal activities from which the Company generates revenue. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. Stand-alone selling prices are determined based on the prices at which the Company separately sells its services or goods.

•
Subscription and Services. Subscription and services revenue is generated primarily from sales of subscriptions to the Company’s cloud-based business management software for the wellness services industry. The majority of the subscription fees are prepaid by customers on a monthly basis. The Company has concluded that each promised service is delivered concurrently with all other promised services over the contract term and, as such, has concluded that these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer. The use of the cloud-based bundle and premium services is a stand-ready obligation to provide access to the Company’s cloud-based offering and related services over the contract term. Customers simultaneously receive and consume the benefit from the Company’s stand-ready obligation to perform these services. For subscription and service contracts, the period of time over which the Company is performing is commensurate with the contract term because that is the period during which the Company has an obligation to provide the service. The performance obligation is recognized on a time elapsed basis, by month for which the services are provided, as the Company transfers control evenly over the contractual period.

Additionally, the Company’s customers can choose to enter into a separate contract with its technology partners to purchase additional services for which the technology partner is the principal. The Company satisfies its stand-ready performance obligation by providing technology partners access to its platform for usage-based contracts. The transaction price includes variable consideration which is allocated to the series of distinct services the Company is providing each day. The variability is resolved as the performance of distinct services are satisfied and any remaining variability is allocated to unsatisfied performance obligations.

The Company also earns revenue from providing API partners access to customers sites, consumer bookings, and data query, through its platform. The Company satisfies its stand-ready performance obligation by providing access to its API and by processing transactions for usage-based contracts. The transaction price is calculated based on the number of transactions processed through its platform. Usage-based fees are deemed to be variable consideration that meet the “as invoiced” practical expedient as they are specific to the month that the usage occurs.

•
Payments. The Company earns payments revenue from revenue share arrangements with third-party payment processors on transactions between its customers who utilize the Company’s payments platform and their consumers. These payment transactions are generally related to purchases of classes, memberships, goods or services through a customer’s website, at its business location, and through the MINDBODY app. These transaction fees are recorded as revenue on a net basis when the payment transactions occur. The Company satisfies its performance obligation by providing access to its platform and processing transactions for payment-related services. Payment fees are variable consideration that meet the “as invoiced” practical expedient as they are specific to the month that the usage occurs.

•
Products and Other. The Company offers various point-of-sale system products and physical gift cards to its customers. The Company recognizes revenue when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by primary geographical market and major product line and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended March 31,
	2018
	Subscription & Services	Payments	Products & Other	Total

Primary geographical markets
United States	$25,153	$17,320	$791	$43,264
Other	7,590	2,909	60	10,559
Total	$32,743	$20,229	$851	$53,823

Subscription and service revenue and payments revenue is transferred over time and products and other revenue is transferred at a point in time.

Contract balances

The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	Contract Assets		Deferred Revenue
	Prepaid expenses and other current assets	Other non-current assets	Current	Non-Current
January 1, 2018	$38	$33	$5,360	$1,289
March 31, 2018	$77	$101	$5,949	$1,499

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets includes amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The Company had no asset impairment charges related to contract assets in the period.

The Company did not recognize any revenue during the three months ended March 31, 2018 from performance obligations satisfied or partially satisfied in previous periods. Movements between contract assets and receivables was not significant during the three months ended March 31, 2018.

Deferred commissions costs (contract acquisition costs)

Contract acquisition cost, which primarily consists of sales commissions paid, is considered as incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company determined the period of benefit by taking into consideration its customer life and its technology useful life. Amortization expense is included in sales and marketing expenses on the condensed consolidated statements of operations.

Contract acquisition cost was $2,848,000 for the three months ended March 31, 2018. Amortization expenses for contract acquisition cost were $143,000 for the three months ended March 31, 2018, and there was no impairment loss in relation to costs capitalized.

Practical Expedients and Exemptions

The Company has elected the following additional practical expedients in applying Topic 606:

•
Portfolio Approach: The Company is utilizing portfolio approach practical expedient for its contract portfolios e.g. subscription and services. The Company accounts for its contracts within each portfolio as a collective group, rather than individual contracts. Based on the Company’s history with these portfolios and the similar nature and characteristics of the customers within each portfolio, it has concluded that the financial statement effects are not materially different than if accounting for revenue on a contract by contract basis.

•
Sales Tax Exclusion from the Transaction Price: The Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from its customers.

Transaction price allocated to the remaining performance obligations

The following table includes revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The transaction price for all unsatisfied performance obligations related to subscription and service revenue is not shown below since it is included in deferred revenue - current portion (in thousands):

	2018 (Remaining nine months)	2019	2020	Thereafter
Payments revenue	$1,547	2,062	2,062	$1,547

Comparative GAAP Financials

The adoption of the new standard has the following impact to the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues
Subscription and services	$32,743	32,743	—
Payments	20,229	20,240	(11)
Product and Other	851	763	88

Cost and Expenses
Sales and marketing	18,105	20,810	(2,705)
Net loss	(1,691)	(4,473)	2,782

The adoption of Topic 606 has the following impact to the Company’s condensed balance sheet (in thousands):

	Three Months Ended March 31,
	2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
ASSETS
Prepaid expenses and other current assets	$6,393	$6,316	$77
Other non-current assets	1,246	1,145	101
Deferred commissions, current portion	938	—	938
Deferred commissions, non-current portion	2,668	—	2,668

LIABILITIES
Deferred revenue, current portion	$5,949	$6,874	$(925)
Deferred revenue, non-current portion	1,499	$3,413	(1,914)

STOCKHOLDERS' EQUITY
Accumulated deficit	200,002	206,626	(6,624)

3. FAIR VALUE MEASUREMENTS
The Company measures and reports its cash equivalents at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds.
The following table presents the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$210,334	$—	$—	$210,334

Equity:
Acquisition-related contingent consideration(2)	$—	$—	$5,143	$5,143

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$224,165	$—	$—	$224,165

Equity:
Acquisition-related contingent consideration(2)	$—	$—	$5,143	$5,143

(1)
The Company’s cash and cash equivalents include money market funds that are required to be measured at fair value on a recurring basis. All such assets as of March 31, 2018 and December 31, 2017 were recorded based on Level 1 inputs.

(2)
The contingent consideration related to the acquisition of Lymber (see Note 5 - “Business Combinations”) is recorded as equity and is not subject to remeasurement. Fair value was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company determined the fair value of the contingent consideration by discounting payments that are calculated based on Lymber’s projected future gross profit scenarios using the Monte Carlo simulation. The significant inputs used in the fair value measurement of contingent consideration are the timing and amount of gross profit in the respective periods (see Note 5 - “Business Combinations”) and the discount rate.

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.
4. BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computer equipment	$21,451	$20,671
Leasehold improvements	12,072	11,386
Office equipment	2,976	2,702
Software licenses	5,816	5,378
Building, leased	16,438	16,438
Property and equipment, gross	58,753	56,575
Less: accumulated depreciation and amortization	(25,568)	(23,704)
Property and equipment, net	$33,185	$32,871
Depreciation of property and equipment was $2,067,000 and $1,909,000 for the three months ended March 31, 2018 and 2017, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll	$7,584	$7,591
Accrued vacation	3,075	2,400
Employee stock purchase plan contributions	608	1,548
Other liabilities	1,560	1,560
Total accrued expenses and other liabilities	$12,827	$13,099

5. BUSINESS COMBINATION
FitMetrix
On February 19, 2018, the Company completed the acquisition of FitMetrix, Inc. (FitMetrix), a privately-held company. FitMetrix, a MINDBODY technology partner at the time of acquisition, specializes in innovative performance tracking integrations with fitness studio equipment and wearables. The FitMetrix technology helps enable business owners to increase retention in group and personal training environments, and provides wellness seekers with an engaging, more interactive fitness experience.
The acquisition of FitMetrix was accounted for in accordance with the acquisition method of accounting for business combinations with MINDBODY as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price of $15,341,000, paid in cash, was allocated as follows: $9,540,000 to identifiable intangible assets acquired, $731,000 in net liabilities acquired and $2,133,000 to net deferred tax liabilities, with the excess $8,665,000 of the purchase price over the fair value of net assets acquired recorded as goodwill. Goodwill is primarily attributable to expanded market opportunities from selling and integrating FitMetrix’s technology solution with the Company’s other offerings and the associated assembled workforce acquired.

The acquisition provided the Company with acquired intangible assets representing customer relationships, developed software/technology, and market related intangible assets. The fair value of the acquired intangibles is amortized on straight-line basis over its remaining useful life and is not expected to be deductible for tax purposes. As such, the Company recorded a net deferred tax liability which is comprised of deferred tax liabilities recognized in connection with the acquired intangible assets partially offset by deferred tax assets associated with acquired net operating loss carryforwards and credits.

The estimated useful lives and fair values of the identifiable intangible assets are as follows (in thousands):

	Amount	Estimated Useful Life (in years)
Market related intangible asset	$1,800	10
Customer relationships	5,800	5
Developed technology	1,940	5
Total intangible assets acquired	$9,540
The results of operations of FitMetrix, which are not material, are included in the Company's consolidated statements of operations since the acquisition date. The Company does not consider the results to have a material effect on any of the periods presented in its consolidated statements of operations.
Lymber
On March 27, 2017, the Company completed the acquisition of substantially all of the assets of Lymber Wellness, Inc. (“Lymber”), a privately-held API partner that specializes in yield management solutions for class and appointment-based businesses. Lymber’s technology enables business owners to set dynamic pricing parameters for class and appointment sessions.  The technology identifies open class and appointment inventory, and automatically adjusts session prices in real-time to match supply and demand.
The total purchase consideration for these assets was $7,342,000, which included cash consideration of $2,200,000, and contingent consideration with a fair value of approximately $5,142,000, of which $1,304,000 and $3,838,000 are expected to be earned in 2018 and 2019, respectively, payable in Class A common stock. This consideration is contingent upon Lymber’s product achieving certain levels of gross profit, measured annually, in 2018 and 2019, respectively, and the fair value of the equity classified contingent consideration was measured using a Monte Carlo simulation with various unobservable market data inputs, which are Level 3 measurements. The Company held back $500,000 of the cash consideration to satisfy potential indemnification claims, which amount is included in other current liabilities.  This hold back amount was paid to Lymber in April 2018.
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

Contemporaneous to signing the purchase agreement, the stockholders of Lymber amended the existing company charter to effectively increase the distribution of ownership interest to existing stockholders who continued as employees with MINDBODY.  The change in the ownership interest is viewed to have benefited MINDBODY, and as such, a portion of the contingent consideration discussed above is attributed to post-acquisition expense. The approximate fair value of this consideration is $2,547,000, of which $646,000 and $1,901,000 relate to the 2018 and 2019 earnouts, respectively. This post-acquisition expense is being recorded as non-cash operating expense over the requisite service periods.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company’s goodwill balance is solely attributable to acquisitions. There have been no impairment charges recorded against goodwill.
The Company’s intangible assets consisted of the following (in thousands except years):

	March 31, 2018
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3 to 5	$9,469	$(2,501)	$6,968
Acquired market-related intangibles	10	1,800	(20)	1,780
Acquired customer relationships	2 to 5	6,220	(550)	5,670
Internally developed software	2 to 3	4,851	(1,785)	3,066
Total intangible assets		$22,340	$(4,856)	$17,484

	December 31, 2017
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3 to 5	$7,529	$(2,104)	$5,425
Acquired customer relationships	2	420	(420)	—
Internally developed software	2 to 3	3,703	(1,751)	1,952
Total intangible assets		$11,652	$(4,275)	$7,377

The Company’s capitalized software development costs were $1,148,000 and zero for the three months ended March 31, 2018 and 2017, respectively. The Company has internally developed software in process of $606,000 and $1,559,000 as of March 31, 2018 and December 31, 2017, respectively.

Amortization of intangible assets (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization of acquired intangible assets	$547	$174
Amortization of internally developed software	34	7
Total amortization of intangible assets	$581	$181
The expected future annual amortization expense of intangible assets as of March 31, 2018 is presented below (in thousands):

Year Ending December 31,
2018 (Remaining nine months)	$2,924
2019	3,883
2020	3,881
2021	3,105
2022	1,953
Thereafter	1,132
Total amortization expense, excluding internally developed software in process	$16,878

7. DEBT
Credit Facility
On January 12, 2015, the Company entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements. The Company has not drawn down any amounts under the loan.
On January 12, 2018, the Company amended the loan agreement with Silicon Valley Bank. Silicon Valley Bank extended the maturity date of the revolving line from January 12, 2018 to January 11, 2019 and included an accordion feature for the revolving line, such that the revolving line may, upon the Company’s request and subject to certain conditions, be increased by an additional aggregate amount of up to $20,000,000. Silicon Valley Bank also reduced the interest rate to the greater of the prime rate (4.75% as of March 31, 2018) or 4.5%. The credit facility is secured by substantially all of the Company’s corporate assets.

8. COMMITMENTS AND CONTINGENCIES
Operating Lease
The Company has operating lease agreements with lease periods expiring between 2019 and 2030. Rent expense was $1,791,000 and $1,343,000 for the three months ended March 31, 2018 and 2017, respectively.
Financing Obligation
The Company occupies office space in San Luis Obispo, California, constructed under a 15 year build-to-suit lease arrangement for which the Company is considered the “deemed owner” for accounting purposes. The lease has an initial term of 15 years, and the Company has an option to extend the term of the lease for three consecutive terms of five years each. The portion of the lease obligation allocated to the building for accounting purposes is being treated as a financing obligation. The portion of the lease obligation allocated to the land for accounting purposes is being treated as an operating lease. The financing obligation is being settled through the monthly lease payments. In the table below, the remaining future minimum lease payments on the building, leased, include interest of $8,811,000 to be recognized over the remainder of the initial term of the lease agreement. The total financing obligation as of March 31, 2018 is $15,329,381, of which $540,000 is recorded as a current obligation.

Future Minimum Lease Payments
Future minimum lease payments under non-cancellable lease agreements as of March 31, 2018 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2018 (Remaining nine months)	$3,732	$1,269	$5,001
2019	4,861	1,729	6,590
2020	4,741	1,781	6,522
2021	4,005	1,835	5,840
2022	3,324	1,890	5,214
Thereafter	10,151	15,637	25,788
Total minimum lease payments	$30,814	$24,141	$54,955

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and data center and communication services as of March 31, 2018 were as follows (in thousands):

Year Ending December 31,
2018 (remaining nine months)	$2,645
2019	3,711
2020	1,124
Total purchase commitments	7,480
Litigation

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  Management is not currently aware of any matters that it expects would have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

9. COMMON STOCK AND STOCKHOLDER’S EQUITY
Common Stock
Immediately prior to the completion of MINDBODY’s initial public offering (“IPO”), all outstanding shares of common stock were reclassified into 11,305,355 shares of Class B common stock, and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.000004 per share. The amended and restated certificate of incorporation also:

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

Following the IPO, the number of outstanding shares of Class A common stock has increased, with an associated decrease in the number of shares of outstanding Class B common stock, primarily as a result of the conversion of shares of Class B common stock held by pre-IPO investors and stockholders into shares of Class A common stock. In addition, several options have been exercised and RSUs (as defined herein) have vested, as well as purchases under the Company’s 2015 ESPP (as defined herein), all resulting in an increase in the number of shares of Class A common stock. Finally, in May 2017, the number of shares of Class A common stock increased as a result of the issuance of 5,060,000 shares of Class A common stock in the Company’s follow-on public offering.
2015 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (“2015 Plan”) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (“2009 Plan”).  As of March 31, 2018, there were 7,726,327 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2018, the number of shares available for issuance under the 2015 Plan was increased by 2,347,168 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of March 31, 2018, options to purchase 1,416,734 shares of Class A common stock and 1,757,487 restricted stock units (“RSUs”), which will be settled in shares of Class A common stock, remained outstanding under the 2015 Plan.
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
2015 Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on June 2, 2015. As of March 31, 2018, there were 1,349,813 shares of Class A common stock available for issuance under the ESPP. The number of shares available for sale under the ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2018, the number of shares available for issuance under the ESPP was increased by 469,433 shares of Class A common stock.
Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The ESPP provides for 24-month offering periods. Each offering period includes four purchase periods, which are approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. Employees purchased 152,345 shares of Class A common stock for an aggregate cost of $2,006,000 under the ESPP during the three months ended March 31, 2018.
2009 Stock Option Plan
The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of March 31, 2018, options to purchase 2,053,808 shares of Class B common stock remained outstanding under the 2009 Plan.
RSU and RSA Activity
A summary of the activity for the Company’s RSUs and RSAs is presented below (in thousands, except share numbers and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value
Unvested balance – December 31, 2017	1,322,650	$23.14	$40,275
Granted	532,554	35.78
Vested	(68,832)	26.65
Forfeited	(28,885)	24.35
Unvested balance – March 31, 2018	1,757,487	$26.81	$68,366

As of March 31, 2018, there was a total of $41,115,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.1 years.
Stock Option Activity
A summary of the activity for the Company’s stock option plans during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except shares, per share amounts, and contractual life years):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2017	3,436,048	$13.44		6.8	$58,605
Granted	317,797	34.33	$12.76
Exercised	(278,451)	12.57			7,332
Forfeited or canceled	(4,852)	14.05
Outstanding – March 31, 2018	3,470,542	$15.42		6.9	$81,598
Exercisable – March 31, 2018	1,925,520	$9.53		5.6	$56,561
Vested and expected to vest – March 31, 2018	3,443,070	$15.35		6.9	$81,194

The total fair value of options vested during the three months ended March 31, 2018 and 2017 was $2,078,000 and $1,585,000, respectively.

As of March 31, 2018, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $13,682,000, which is expected to be recognized over a weighted-average period of 2.6 years.
Other Stock-Based Compensation
During the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $259,000 and $15,000, respectively, attributed to post-acquisition services that are payable in shares of the Company’s Class A common stock.
There were no non-employee grants during the three months ended March 31, 2018 and 2017.
Determination of Fair Value
The Company records stock-based compensation based on the fair value of stock options on grant date using the Black-Scholes option-pricing model. The Company determines the fair value of shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	5.2	5.8
Expected volatility	37% - 38%	44%
Risk-free interest rate	2.7%	2%
Dividend yield	0%	0%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of common shares to be issued under the ESPP:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	33% - 37%	35% - 39%
Risk-free interest rate	1.7% - 2.3%	0.59% - 1.22%
Dividend yield	0%	0%
Total Stock-Based Compensation Expense
Total stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$424	$261
Sales and marketing	1,144	506
Research and development	1,312	527
General and administrative	1,936	1,203
Total stock-based compensation expense	$4,816	$2,497

10. INCOME TAXES
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changes rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and creates new taxes on certain foreign sourced earnings. On December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation. However, the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax.
The income tax benefit of $2,058,000 for the three months ended March 31, 2018 is primarily attributable to the partial release of $2,133,000 of the U.S. valuation allowance in conjunction with the acquisition of FitMetrix since the acquired net deferred tax liabilities will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed (see Note 5 - “Business Combinations”). The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 54.9% and negative 3.8%, respectively.

11. NET LOSS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(1,691)	$(3,909)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.10)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	47,106	40,757

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive (in thousands):

	As of March 31,
	2018	2017
Shares subject to outstanding stock options and employee stock purchase plan	3,505	4,022
Shares subject to outstanding restricted stock units	1,757	988
Total	5,262	5,010

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

Substantially all of the Company’s assets were attributable to operations in the United States as of March 31, 2018 and December 31, 2017.

13. SUBSEQUENT EVENTS

Acquisition of Booker Software, Inc.

On April 2, 2018, the Company completed the acquisition of Booker Software, Inc. (Booker), a privately-held company for $150.0 million in cash (as adjusted based on Booker’s closing indebtedness, cash, unpaid transaction expenses and net working capital), assumed liabilities, and the assumption of unvested stock option awards. Booker is a leading cloud-based business management platform for salons and spas, and is the provider of Frederick, a fast-growing, automated marketing software for wellness businesses. The assumed unvested stock option awards were converted into options to purchase shares of the Company’s Class A common stock, based upon an exchange ratio as described in the definitive agreement. Of the as-adjusted cash purchase price, we deposited $7.5 million into a third-party escrow account for one year as partial security for the indemnification obligations of the Booker equityholders, and another $1.0 million in a third-party escrow account as partial security for certain specified indemnified matters. The Company also secured representation and warranty insurance as additional recourse for certain losses arising out of any inaccuracy in, or breaches of, representations and warranties of Booker. The Company is in the process of completing a purchase price allocation and expects to include it the Company’s consolidated financial statements for the quarterly period ending June 30, 2018.

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
Overview
We are the leading provider of cloud-based business management software for the wellness services industry and a rapidly growing marketplace for wellness services. As of March 31, 2018, our customers employed approximately 395,000 wellness practitioners serving approximately 43 million active consumers in more than 100 countries. We are also a leading payments platform dedicated to the wellness services industry transacting approximately $2,245 million and $1,866 million on our payments platform for the three months ended March 31, 2018 and 2017, respectively, representing a 20% increase year over year.
We provide our software as a subscription-based service to our 57,909 subscribers, as of March 31, 2018. We primarily market and sell subscriptions for our platform to small and medium-sized businesses within the wellness services industry, targeting specifically boutique fitness, salon, spa and integrative health businesses.
Our integrated software and payments platform creates powerful network effects. As more local wellness businesses adopt our platform, more customer listings appear on the MINDBODY app and third-party partner sites available through MINDBODY Promote (formerly the MINDBODY Network).  As awareness of these businesses increases through these marketing channels, they attract more consumers to our platform. Those consumers then attract even more businesses to our platform. As those businesses and consumers engage in more transactions on our platform, payments and API revenue increases resulting in additional revenue streams from demand generation. Finally, as we add more customers and consumers to our wellness ecosystem, we attract more technology developers and partners who can use our open API to develop additional apps that extend the capabilities of our open platform.
We currently focus our growth strategy on the United States, Canada, the United Kingdom, Ireland, Australia, New Zealand, Hong Kong, and Singapore. In the first quarter of 2018, we began implementing price increases and we simplified our software packaging, offering the following three software levels to our customers: Essential, Accelerate and Ultimate.
On February 19, 2018, we completed the acquisition of FitMetrix, Inc. (FitMetrix), a privately-held company specializing in innovative performance tracking integrations with fitness studio equipment and wearables. We expect to expand adoption of FitMetrix across our customer base while continuing to develop new cutting-edge workout innovations. We believe the acquisition of FitMetrix expands our value proposition for fitness studios and clubs worldwide, while also helping us attract new high value subscribers.
We intend to continue scaling our organization in order to meet the needs of our customers. We also intend to continue growing the inventory of wellness services on our transaction-enabled marketplace. We have invested and expect to continue to invest in our sales and marketing teams to sell our platform globally, including, in particular, to high value subscribers in the countries noted above. A key element of our growth strategy is the continuous enhancement and expansion of our software and payments platform, as well as our transaction-enabled marketplace, by continuously developing and implementing new features and functionality. Through consistent innovation and strategic acquisitions, we have increased both the number of high value subscribers and the revenue we generate from our customers over time.
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
While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.
Set forth below are summary financial highlights for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	%
	(dollars in millions)
Revenue	$53.8	$42.2	27%
Net loss	(1.7)	(3.9)
Adjusted EBITDA(1)	$4.6	$1.1
(1) For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.”
During the three months ended March 31, 2018 and 2017, approximately 80% and 82% of our revenue came from the United States, respectively.
Our employee headcount increased to 1,461 employees as of March 31, 2018, from 1,444 as of March 31, 2017.
Recent Developments
Acquisition of Booker Software, Inc.

On April 2, 2018, we completed our acquisition of Booker Software, Inc. (Booker). For additional information, see Note 13 - “Subsequent Events” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for the Three Months Ended March 31,
	2018	2017
Subscribers (end of period)	57,909	59,919
Average monthly revenue per subscriber	$302	$230
Payments volume (in millions)	$2,245	$1,866
Dollar-based net expansion rate (average for the quarter)	106%	108%

•
Subscribers. Subscribers are defined as unique physical locations or individual practitioners who have active subscriptions to services on our platform, as of the end of the period, including subscriptions to FitMetrix services and, beginning in the second quarter of 2018, Booker services. The overall number of subscribers has decreased year over year from 59,919 to 57,909. We believe the number of subscribers is one indicator of the growth of our platform, but the revenue contribution of individual subscribers can vary widely. For example, the vast majority of our revenue is generated from our high value subscribers. High value subscribers are defined as any customer on our platform, including FitMetrix customers and, beginning in the second quarter of 2018, Booker customers, exclusive of those customers on the Solo software level. The number of subscribers on our Solo software level has decreased from 5,841 as of March 31, 2017 to 2,129 as of March 31, 2018, and the number of our high value subscribers increased from 54,078 as of March 31, 2017 to 55,780 as of March 31, 2018. Growth in the number of our high value subscribers depends, in part, on our ability to successfully develop and market our platform to wellness businesses and consumers who have not yet become part of our network. We expect the number of high value subscribers and overall subscribers to fluctuate over time.

•
Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the applicable period, divided by the number of months in the period. For example, the ARPS measurement period in the table above was measured over each of the three months ended March 31, 2018 and 2017. ARPS increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. ARPS may decrease on a sequential basis in the near term as result of the addition of Booker customers in the second quarter of 2018.

•
Payments Volume. We believe that payments volume is an indicator of the underlying current health of our customers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our customers and consumers utilizing our payments platform. Payments volume increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and we expect it to continue to increase in the future.  The growth rate in payments volume decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and we expect it to fluctuate over time.

•
Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a customer relationship. We can achieve this by focusing on delivering value and functionality that retains our existing customers and by expanding the revenue derived from our customers over the lifetime of the relationship by selling higher value subscriptions to customers on lower software levels, through the utilization of our premium customer support offering, by increasing the value of transactions processed through our payments platform, and through services provided by our API and technology partners. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our customers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription and services and payments revenue for a set of customer accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription and services and payments revenue of our customer base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription and services and payments revenue of the same customer base included in our measure of base revenue at the end of the period being measured. In the first quarter of 2018, we started to calculate our dollar-based net expansion rate using a quarterly average. We believe that this change in methodology for calculating our dollar-based net expansion rate will mitigate some of the volatility that can occur when this key metric is calculated using only the last month in the period. Prior period amounts have been adjusted to reflect this change in methodology. We expect our dollar based net expansion rate to fluctuate over time.

Non-GAAP Financial Measure
Adjusted EBITDA
To provide investors with additional information regarding our financial results prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we have presented Adjusted EBITDA, which is a non-GAAP financial measure defined by us as our net loss before (1) stock-based compensation expense, (2) depreciation and amortization, (3) acquisition-related expenses, including, transaction expenses, (4) income tax provision (benefit), and (5) other expense, net, which consisted of interest income (expense), net, and other income (expense), net. Prior period acquisition-related expenses were insignificant. Accordingly, prior periods have not been adjusted to reflect these expenses.
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
The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•	Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business;

•
Although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect cash requirements for acquisition-related expenses, or tax payments; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(1,691)	$(3,909)
Stock-based compensation expense	4,816	2,497
Depreciation and amortization	2,648	2,090
Acquisition-related expenses	1,311	—
Income tax provision (benefit)	(2,058)	142
Other (income) expense, net	(405)	294
Adjusted EBITDA	$4,621	$1,114
Components of Statements of Operations
Revenue

See Note 2 - “Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item I of Part I of this Quarterly Report on Form 10-Q.

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

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, lead generation, promotional and other marketing activities, and allocated overhead. Sales and marketing expense is our largest operating expense, driving growth in customers, ARPS and consumer adoption, and we expect to continue to increase this expense in absolute dollars as we increase our sales and marketing efforts, including consumer marketing efforts, although such expense may fluctuate as a percentage of total revenue. Historically, we expensed all these costs as incurred, but in connection with the adoption of Topic 606, we are capitalizing incremental costs of obtaining a contract with a customer, and we amortize this cost over a four-year period providing a temporary reduction in sales and marketing personnel costs. See Note 2 - “Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of the impact of the capitalization of incremental costs of obtaining a contract with a customer.

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

•
General and administrative. General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes acquisition-related expenses, including transaction expenses, consulting, legal and accounting services, allocated overhead, and other expenses associated with compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other regulations governing public companies. We will continue to incur additional costs associated with being a public company including higher legal, corporate insurance and accounting expenses. We also expect to incur transaction and integration expenses associated with the acquisition of Booker, which closed on April 2, 2018. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and operate as a public company, although such expense may fluctuate as a percentage of total revenue.

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

Income Tax Provision (Benefit)
Income tax provision (benefit) consists primarily of federal and state income taxes in the United States, income taxes in certain foreign jurisdictions in which we conduct business, and the partial release of our valuation allowance as a result of net deferred tax liabilities assumed in business acquisitions. We have a full valuation allowance for net U.S. deferred tax assets, including net operating loss carryforwards. We expect to maintain this full valuation allowance for the foreseeable future.
Results of Operations
The following tables set forth our results of operations data in dollars and as a percentage of revenue for the periods presented. The period-to-period comparison of results of operations is not necessarily indicative of results to be expected for future periods.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$53,823	$42,214
Cost of revenue(1)	15,421	12,019
Gross profit	38,402	30,195
Operating expenses:
Sales and marketing(1)	18,105	16,334
Research and development(1)	11,788	8,648
General and administrative(1)	12,663	8,686
Total operating expenses	42,556	33,668
Loss from operations	(4,154)	(3,473)
Interest income (expense), net	366	(214)
Other income (expense), net	39	(80)
Loss before provision for income taxes	(3,749)	(3,767)
Income tax provision (benefit)	(2,058)	142
Net loss	$(1,691)	$(3,909)

	Three Months Ended March 31,
	2018	2017
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	29%	28%
Gross profit	71%	72%
Operating expenses:
Sales and marketing	34%	39%
Research and development	22%	20%
General and administrative	23%	21%
Total operating expenses	79%	80%
Loss from operations	(8)%	(8)%
Interest income (expense), net	1%	(1)%
Other income (expense), net	—%	—%
Loss before provision for income taxes	(7)%	(9)%
Income tax provision (benefit)	4%	—%
Net loss	(3)%	(9)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$424	$261
Sales and marketing	1,144	506
Research and development	1,312	527
General and administrative	1,936	1,203
Total stock-based compensation expense	$4,816	$2,497

Comparison of the three months ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$32,743	$24,953	$7,790	31%
Payments	20,229	16,750	3,479	21%
Product and other	851	511	340	67%
Total revenue	$53,823	$42,214	$11,609	28%

Revenue increased $11.6 million, or 28%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Subscription and services revenue increased $7.8 million, or 31%, of which $6.0 million was due to pricing increases, the increased adoption of our branded mobile app offering, and an improvement in the mix to high value subscribers, and $1.8 million was due to an increase in revenue from our API and technology partners. Payments revenue increased $3.5 million, or 21%, due to an increase in the volume of transactions processed by our customers combined with an increase in the number of customers that utilize our payments platform. Product and other revenue increased due to hardware sales. We expect our revenue to increase over time through both organic growth and acquisitions.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$15,421	$12,019	$3,402	28%
Gross profit	$38,402	$30,195	$8,207	27%
Gross margin	71%	72%

Cost of revenue increased $3.4 million, or 28%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to a $1.5 million increase in personnel-related expenses due to an increase in headcount. The increase was also due to a $1.4 million increase in infrastructure costs. As of March 31, 2018, we had 576 employees dedicated to data center operations, global customer support and onboarding services as compared to 510 employees as of March 31, 2017. Gross margins remained relatively flat.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$18,105	$16,334	$1,771	11%

Sales and marketing expense increased $1.8 million, or 11%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to a $2.1 million increase in promotional spending and other marketing programs and a $1.6 million increase in personnel-related expenses, which includes a $0.6 million increase in stock-based compensation expense. These increases were partially offset by a $2.7 million net deferral of contract acquisition costs in connection with the adoption of Topic 606. For a discussion of Topic 606, refer to Note 1 - “Summary of Business and Significant Accounting Policies,” and Note 2 - “Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q. The increase in personnel-related expenses before taking into account the deferral of contract acquisition costs was due to our focus on building a dedicated and skilled full-time sales team workforce. As of March 31, 2018, we had 464 employees, which includes 17 part-time employees, dedicated to sales and marketing, compared to 564 employees, which included 65 part-time employees, as of March 31, 2017.
Research and Development

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$11,788	$8,648	$3,140	36%

Research and development expense increased $3.1 million, or 36%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in headcount and resulting personnel-related expenses of $3.2 million, including a $0.8 million increase in stock-based compensation, and an increase of $0.6 million in outsourced development costs and consulting, offset by an increase of $1.1 million in development costs that qualified for capitalization. As of March 31, 2018, we had 263 employees dedicated to research and development as compared to 225 employees as of March 31, 2017.
General and Administrative

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$12,663	$8,686	$3,977	46%

General and administrative expense increased $4.0 million, or 46%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to a $1.9 million increase in personnel-related expenses, including a $0.7 million increase in stock-based compensation, a $1.3 million increase in third-party transaction costs associated with the acquisitions of FitMetrix and Booker, and $0.5 million in additional costs for compliance with Section 404 of the Sarbanes-Oxley Act. As of March 31, 2018, we had 158 employees dedicated to general and administrative as compared to 145 employees as of March 31, 2017.

Interest Income (Expense), net, Other Income (Expense), net, and Income Tax Provision (Benefit)

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest income (expense), net	$366	$(214)	$580	(271)%
Other income (expense), net	39	(80)	119	(149)%
Income tax provision (benefit)	$(2,058)	$142	$(2,200)	(1,549)%

As a result of the acquisition of FitMetrix, we recorded a tax benefit of $2.1 million as a discrete item in the first quarter. This tax benefit is a result of the partial release of our existing U.S. valuation allowance in conjunction with the acquisition since the acquired net deferred tax liabilities from FitMetrix will provide a source of income for us to realize a portion of our deferred tax assets, for which a valuation allowance is no longer needed. Interest income (expense), net increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of interest income earned on higher cash balances, which are invested in money market funds.
Liquidity and Capital Resources
As of March 31, 2018, and December 31, 2017, we had cash and cash equivalents of $217.7 million and $232.0 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.
On January 12, 2018, we amended the loan agreement that we originally entered into with Silicon Valley Bank in January 2015. The loan agreement provides a secured revolving credit facility that allows us to borrow up to $40.0 million for working capital and general business requirements. Amounts outstanding under the credit facility will bear interest at the greater of the prime rate (4.75% as of March 31, 2018), or 4.5%, with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the credit facility in January 2019. The credit facility is secured by substantially all of our corporate assets. We also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual property. We did not draw down any amounts under the loan agreement during the three months ended March 31, 2018.
We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and those factors set forth in Part II, Section 1A - “Risk Factors,” of this Quarterly Report on Form 10-Q. For example, on April 2, 2018 we acquired Booker for approximately $150.0 million paid in cash. We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.
The following table summarizes our cash and cash equivalents and our cash flows as of and for the periods presented (in thousands):

	As of March 31,
	2018	2017
Cash and cash equivalents	$217,708	$87,941

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$55	$1,033
Cash used in investing activities	18,208	2,856
Cash provided by financing activities	3,844	3,785

Operating Activities
During the three months ended March 31, 2018, operating activities provided $0.1 million in cash, primarily as a result of $5.4 million of adjustments for non-cash-items included in our net loss of $1.7 million, offset by a $3.6 million net decrease in operating assets and liabilities. The non-cash adjustments primarily consisted of $4.8 million of stock-based compensation expense and $2.6 million of depreciation and amortization expense, partially netted by a $2.1 million partial release of the valuation allowance. The net decrease in operating assets and liabilities was primarily a result of deferred commissions of $2.7 million, a $1.0 million increase in accounts receivable, and a $1.0 million increase in prepaid expenses and other current assets, partially offset by a $0.6 million increase in accounts payable, accrued expenses, and other liabilities and a $0.3 million increase in deferred revenue. The increase in accounts payable, accrued expenses, and other liabilities was due to the increase in employment related expenses and the timing of payments to our vendors and employees. The increase in deferred commissions was in relation to the implementation of Topic 606.
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
Investing Activities
During the three months ended March 31, 2018, investing activities used $18.2 million as a result of $15.2 million cash paid for a business acquisition, $2.0 million in purchases of property and equipment, and additions of intangible assets through the capitalization of qualifying development costs of $1.0 million.
During the three months ended March 31, 2017, investing activities used $2.9 million as a result of $1.4 million purchases of property and equipment and $1.5 million cash paid in a business acquisition.
Financing Activities
During the three months ended March 31, 2018, net cash provided by financing activities was $3.8 million, consisting primarily of $3.5 million in proceeds from the exercise of equity awards by employees, and proceeds from our employee stock purchase plan of $2.0 million, partially offset by $0.8 million in tax payments related to employee shares withheld from RSUs vesting during the period and a final holdback payment of $0.8 million for a prior business acquisition.
During the three months ended March 31, 2017, net cash provided by financing activities was $3.8 million, consisting primarily of the exercise of equity awards of $2.4 million and proceeds from our employee stock purchase plan of $1.5 million.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under non-cancelable leases for our office space in San Luis Obispo, California and unconditional purchase commitments for software subscriptions and communication services. For additional information, see Note 8 – “Commitments and Contingencies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no material changes in our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of the new guidance on revenue from contracts with customers described in Note 2 - “Revenue Recognition” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to our January 1, 2018 adoption of guidance issued by the Financial Accounting Standards Board on revenue from contracts with customers, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred a net loss in each year since our inception, including a net loss of $14.8 million, $23.0 million and $36.1 million in the years ended December 31, 2017, 2016 and 2015, respectively, and $1.7 million and $3.9 million in the three months ended March 31, 2018 and 2017, respectively. We have expended and expect to continue to expend financial and other resources on, among other things:

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
For the years ended December 31, 2017, 2016 and 2015, our revenue was $182.6 million, $139.0 million and $101.4 million, respectively, representing a 31% and 37% growth rate, respectively. For the three months ended March 31, 2018 and 2017, our revenue was $53.8 million and $42.2 million, respectively, representing a 28% growth rate. Our historical revenue growth rates are not necessarily indicative of future growth, and we may not achieve similar revenue growth rates in future periods.
If we fail to increase market acceptance of our platform, enhance and adapt our platform to changing market dynamics and customer preferences, or keep pace with technological developments, our business, results of operations, financial condition and growth prospects would be adversely affected.
We derive, and expect to continue to derive, a majority of our revenue and cash inflows from our integrated cloud-based business management software and payments platform for the wellness services and beauty industry.  As such, market acceptance of this platform is critical to our success.  Our ability to attract new customers, increase revenue from existing customers, or cross-sell products from acquired companies, depends in part on our ability to enhance and improve our existing platform and to introduce new and innovative features, products and services, including features, products and services designed for a mobile user environment.  Demand for our platform is affected by a number of factors, many of which are beyond our control, such as the timing of development and release of new products, features and functionality by our competitors, technological change, consumer preferences and growth or contraction in our addressable market.

To grow our business, we must develop features, products and services that reflect the changing nature of business management software and expand beyond our core scheduling and point-of-sale functionality to other areas of managing relationships with our customers and consumers.  For example, in 2013, we expanded our platform to include MINDBODY Connect (now the MINDBODY app), in 2015 we introduced the MINDBODY Marketing Platform (now MINDBODY Promote), in 2017 we introduced dynamic pricing, and in 2018 we introduced the FitMetrix, Frederick and Booker products.  The success of these and any other enhancements to our platform depends on several factors, including timely completion, adequate quality testing and sufficient customer or consumer demand.  Any new feature, product or service that we acquire or develop may not be introduced in a timely or cost-effective manner, may contain defects and/or may not achieve the market acceptance necessary to generate sufficient revenue.  For example, we recently acquired Booker Software, Inc., or Booker, to expand the capabilities of our platform to engage with more consumers in our marketplace and expand our leadership in wellness and beauty. If we are unable to successfully introduce new and innovative features, products or services, meet the demands and expectations of our customers and consumers for features, products and services that meet their needs and are easy to use and deploy, or enhance our existing platform to meet customer requirements, our ability to achieve widespread market acceptance of our platform will be undermined, and our business, results of operations, financial condition and growth prospects will be adversely affected.
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
The vast majority of our subscription revenue is derived from subscriptions to our platform that have monthly terms, with some larger customers on longer term contracts.  For us to maintain or improve our operating results, it is important that our customers renew, upgrade and/or expand their subscriptions.  Our retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform, accessibility of our platform, our customer support, our prices, the prices of competing software systems, system uptime, network performance, data breaches, mergers and acquisitions affecting our customer base, the effects of global economic conditions and the strength of our customers’ businesses.  If our customers do not renew and / or expand their subscriptions or renew but shift to lower priced software subscriptions, our revenue may decline and we may not realize improved operating results from our customer base.
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
We have, from time to time, increased the price of our software subscriptions and may do so again in the future. For example, we have implemented several price increases over the past few years, including most recently starting in February 2018 for some of our software levels. We believe these increases have caused and may continue to cause customers to leave our platform, and such increases may also have reduced, and in the future may reduce, the number of new customers adopting our software. We cannot guarantee that new or existing customers will adopt or renew subscriptions at our current prices. Additionally, in the future we may further refine our tiered pricing model and our software levels, and/or increase pricing. Such further changes may cause customers to migrate to lower level offerings or leave our platform entirely, which would adversely affect our customer numbers, and could adversely affect our revenue, gross margin, profitability, financial position and cash flow.

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
Our continued growth depends in part on the ability of our existing and potential customers and consumers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for our platform’s continued performance.  In addition, we depend on external data centers to host our applications. While we control and have access to our servers located in our external data centers, we do not control the operation of these facilities. We have experienced, and may in the future experience, disruptions, outages and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks or other security-related incidents. For example, we are in the process of upgrading and improving our systems to enable new products and services and accommodate future growth.  Recently, following the installation of a new release, we experienced a series of events that resulted in an interruption in our service for several hours.  From time to time we have also been the subject of denial-of-service attacks that have rendered our core software inaccessible for several hours. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases due to, among other things, a growing number of customers and consumers originating from and demanding service in a greater number of countries.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, customer or consumer data may be permanently lost.  Moreover, our agreements with customers typically provide for limited service level commitments. Our customers may be eligible for credits if we are unable to meet these service level commitments.  If we experience significant periods of service downtime in the future, we may be subject to claims by our customers against these service level commitments.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
Our payments platform is a core element of our business.  For the years ended December 31, 2017, 2016 and 2015, our payments platform generated 38%, 39% and 37% of our total revenue, respectively.  For the three months ended March 31, 2018 and 2017, our payments platform generated 38% and 40% of our total revenue, respectively.
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
Increasing our customer base and number of active consumers, upgrading and expanding services to our existing customers, and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing organization to generate a sufficient pipeline of qualified sales leads and on our direct sales force to close new customers.  From December 31, 2017 to March 31, 2018, our sales and marketing organizations decreased from 471 to 464 employees.  We plan to expand our direct sales and account development specialist workforce, both domestically and internationally.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase, our existing customers will upgrade or expand their usage of our platform as we invest in our sales force, or how long it will take for sales personnel to become productive.  If our marketing organization does not generate a sufficient pipeline of qualified sales leads and our direct sales force is unable to close customers, our business and future growth prospects could be harmed.
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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control.  If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our Class A common stock could decline substantially.  Some of the important factors that may cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include but are not limited to:

•	our ability to attract new customers, retain and increase sales to existing customers and satisfy our customers’ requirements;

•	the mix of our customer base, including the concentration of high value subscribers;

•	the volume of transactions processed on our payments platform;

•	the adoption of our fee-based dynamic pricing marketing services by our customers and consumers;

•	significant security breaches, technical difficulties or interruptions to our platform and any related impact on our reputation;

•	the variability of revenues derived from our partners;

•	the ability to realize benefits from strategic partnerships or acquisitions;

•	the number of employees added;

•	the rate of expansion and productivity of our sales force;

•	the entrance of new competitors in our market, whether by established companies or new companies;

•	changes in our or our competitors’ pricing;

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
Our success depends largely upon the continued services of our executive officers and other key employees, including our Chairman and Chief Executive Officer, Richard Stollmeyer.  We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations, including key employees hired through our recent acquisition of Booker.  We have experienced, and may in the future experience, changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.  We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time.  The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees, could have an adverse effect on our business.

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
We also depend on our partner ecosystem to create applications that will integrate with our platform.  This presents certain risks to our business, including:

•	security standards for our APIs could limit integration possibilities for our apps with partners’ products;

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
We have in the past acquired companies, including our acquisition of HealCode LLC in 2016, Lymber Wellness, Inc. in 2017 and FitMetrix and Booker in 2018, and we may in the future evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future.  We also may enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may be subject to approvals that are beyond our control.  Consequently, these transactions, even if announced, may not be completed.  For one or more of these transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	incur large charges or substantial liabilities, whether known or unknown, associated with the acquisition;

•	encounter difficulties integrating and maintaining relationships with customers and partners of the acquired business;

•	encounter difficulties cross-selling the services of the acquired company to our existing customers;

•
encounter difficulties incorporating acquired technologies and rights into our platform, providing access and rights to our internal systems, integrating the acquired companies’ accounting, management information and human resources systems, and maintaining quality and security standards consistent with our reputation and brand;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•
encounter difficulties retaining key employees of the acquired company, integrating diverse software codes or business cultures or coordinating organizations that are geographically diverse and that have different business cultures;

•	incur unanticipated expenses and delays in completing acquired development projects and technology integration and upgrades;

•	assume unknown material liabilities of acquired companies;

•	encounter difficulties accurately projecting the revenue and costs structure associated with acquired companies;

•	incur impairment charges related to potential write-downs of acquired assets or goodwill;

•	incur acquisition-related costs, which would be recognized as current period expenses; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not result in a material adverse effect on our business operations and financial results.
Real or perceived inaccuracies in our key, user and other metrics may harm our reputation and negatively affect our business.

The numbers for certain of our key, user and other metrics, including, among others, active consumers, registered users of our applications and number of wellness practitioners employed by our customers, are calculated using internal company data based on the activity of customer and consumer accounts. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage of our platform, usage of specific features of our platform, and user information across large online and mobile populations around the world. For example, we estimate that approximately 43 million active consumers used our platform during the two years ended March 31, 2018. In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different customers.  However, in certain cases, a single consumer may have transacted with multiple customers under slightly different names, in which case we may have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.   We are continuing to invest in our systems and controls to improve the precision and reliability of our metrics. If third parties, including investors and analysts, do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, we may be subject to liability and our reputation may be harmed, which could negatively affect our business and financial results.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.

In the three months ended March 31, 2018 and 2017, we derived 20% and 18%, respectively, of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new customers to subscribe to our platform or to convince existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer.  To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
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

We are subject to risks related to litigation, including, among others, intellectual property, commercial and employment claims and regulatory disputes.
From time to time we may become involved in legal proceedings or be subject to claims, lawsuits (whether class actions or individual lawsuits), government investigations and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, or commercial, corporate and securities, privacy, accessibility, marketing and communications practices, labor and employment, wage and hour and other matters.  Our future success depends in part on not infringing upon the intellectual property rights of others.  From time to time, we may receive claims from third parties, including our competitors that our platform and underlying technology infringe or violate a third-party’s intellectual property rights, and we may be found to be infringing upon such rights.  Our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisitions. We may be unaware of the intellectual property rights of others that may cover some or all of our technology.  Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform, or require that we comply with other unfavorable terms.  We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our platform or refund subscription fees, which could further exhaust our resources.  In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our platform or refunds to customers of subscription fees.  Even if we were to prevail in the event of claims or litigation against us, such claims or litigation could be costly and time-consuming and divert the attention of our management and other employees from our business operations.
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
Our success and ability to compete depend in part upon our intellectual property.  While we currently have three issued patents and seventeen pending patent applications, our existing patents (acquired via our Booker acquisition) and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. In addition, there is no guarantee that our patent applications will result in issued patents.  We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.
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
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2018, we had recorded a total of $20.2 million of goodwill which is not being amortized and we have recorded $17.5 million in net intangible assets related to our acquisitions and internally developed software which is being amortized over 2 to 10 years. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
We have funded our operations since inception primarily through equity financings, loan facilities, financing agreements for software and license maintenance and subscription payments by our customers for use of our platform.  For instance, in May 2017, we completed a follow-on public offering in which we issued and sold 5,060,000 shares of our Class A common stock at a public offering price of $27.95 per share before underwriting discounts. In the future, we intend to continue to make investments to support our business growth, and we may require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances.  We may not be able to timely secure additional debt or equity financing on favorable terms, or at all.  Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock.  If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Our loan agreement contains operating and financial covenants that restrict our business and financing activities.
Borrowings under our loan agreement with Silicon Valley Bank are secured by substantially all of our assets, including our intellectual property.  In addition, borrowings under our loan agreement are based on a percentage of our monthly recurring revenue for the prior months, up to $20.0 million, with an accordion feature that allows for additional borrowings under our loan agreement in an aggregate amount of $20.0 million, upon our request and subject to certain conditions. If our revenue declines, our ability to draw under the loan agreement could be adversely affected or if we were to draw under the loan agreement, a decline in our revenue could force us to repay all or a portion of the outstanding loan earlier than we may have originally anticipated.
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
Our corporate headquarters are located in San Luis Obispo, California, and we utilize data centers that are located in North America.  Key features and functionality of our platform are enabled by third parties that are headquartered in California and operate or utilize data centers in the United States.  Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services and sales activities.  The west coast of the United States contains active earthquake zones, both Northern and Southern California have experienced devastating wildfires, and Southern California has recently experienced significant flooding.  In addition, the Diablo Canyon nuclear power plant is located a short distance from San Luis Obispo.  In the event of a major earthquake, hurricane or other natural disaster, or a catastrophic event such as a nuclear disaster, fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our app development, lengthy interruptions in our platform, breaches of data security or data integrity and loss of critical data, all of which could have an adverse effect on our future operating results.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of March 31, 2018, including, among others, our executive officers, employees and directors and their respective affiliates, collectively held approximately 46.2% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to have significant influence over our management and affairs and over all matters requiring stockholder approval.  These holders of our Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  The effect of this dual class structure may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2018, we had 43.7 million shares of Class A common stock and 3.7 million shares of Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act and subject in some cases to our insider trading policy.
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
As a public company, we are required to design and maintain effective internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess the effectiveness of our internal control over financial reporting and furnish a report by management on the effectiveness of our internal control over financial reporting, which must be attested to, and reported on, by our independent registered public accounting firm. During such assessment, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.  As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future. Moreover, in the event we make a significant acquisition, or a series of smaller acquisitions, such as our recent acquisitions of FitMetrix and Booker, we may face significant challenges in implementing the required processes and procedures to maintain effective internal controls over financial reporting with respect to the consolidated entities, including the acquired companies. As a result, our independent registered public accountants may decline or be unable to report on the effectiveness of our internal controls over financial reporting or may issue a qualified report in the future. This could result in an adverse reaction in the financial markets due to investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among MINDBODY, Inc., Harley Merger Sub, Inc., Booker Software, Inc. and Shareholder Representative Services LLC	8-K	001-37453	2.1	March 12, 2018
10.1+	Booker Software, Inc. 2015 Stock Plan and related form agreements.	S-8	333-224257	99.1	April 12, 2018
10.2+	Third Amended and Restated Booker Software, Inc. 2011 Equity Incentive Plan, as amended, and related form agreements.	S-8	333-224257	99.2	April 12, 2018
10.3*	Consent and Fourth Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of April 2, 2018
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________________________
+    Indicates management contract or compensatory plan.

*	Filed herewith.

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

MINDBODY, INC.

Date: May 10, 2018	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Brett White
Brett White
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)