Form 10-Q
period 2018-06-30
MINDBODY, Inc.
filed 2018-08-08
CIK 1458962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of August 3, 2018, the registrant had 44,414,653 shares of Class A common stock, and 3,318,190 shares of Class B common stock outstanding.

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

•	our ability to scale and adapt our existing technology in a timely and/or effective manner;

•	the effects of the evolving regulatory framework for privacy, security and data protection on our platform;

•	the effects of price changes for our products and services;

•	benefits associated with use of our products and services;

•	our ability to introduce, develop or acquire new products and services, improve our existing products and services and increase the value of our products and services;

•	the network effects associated with our business;

•	our future financial performance, including expectations regarding trends in revenue, cost of revenue, operating expenses, other income and expenses, and income taxes;

•	our future key metric performance;

•	our ability to further develop strategic relationships, including our ability to increase or maintain our revenue from our API and technology partners;

•	our ability to strengthen or maintain partnerships with payment processors;

•	the security of our platform and the protection of data on our platform;

•
our plans for and ability to achieve positive returns on investments, including investment in research and development, sales and marketing, the development of our customer and consumer support teams and our data center infrastructure, and our ability to effectively manage our growth and associated investments;

•
our ability to successfully identify, acquire and integrate companies (including FitMetrix, Inc (“FitMetrix”), and Booker Software, Inc (“Booker”)) and assets in a manner that generates positive returns;

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. The outcomes of the events described in these forward-looking statements are subject to substantial risks, uncertainties and other factors described in Part II, Item 1A– “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investors.mindbodyonline.com/investor-overview), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on these channels.

GLOSSARY

To assist you in reading this Quarterly Report on Form 10-Q, we have provided definitions of some of the terms and acronyms that we use:

“Active consumer” – As of a given date, the estimated number of unique clients of our customers’ services who have used our platform to transact with our customers during the two years ending on such date. While we do not directly monetize consumers of our subscribers’ services, we believe that growth in the number of active consumers on our platform also contributes to our subscriber growth.  For a discussion of risks related to our calculation of active consumers, see the section titled “Risk Factors – Real or perceived inaccuracies in our key, user and other metrics may harm our reputation and negatively affect our business.”

“API” – Application programming interface.

“app” – Application.

“ARPS” – Average monthly revenue per subscriber.

“Client” – A consumer who has chosen to purchase services from a customer's business.

“Consumer” – Any person who may purchase fitness, beauty or wellness services.

“High Value Subscriber” – Any customer on our platform, including FitMetrix customers and Booker customers, exclusive of those customers on the Solo software level.

“Subscriber” or “Customer” – Unique physical locations or individual practitioners who have active subscriptions to our services, including MINDBODY, Booker or FitMetrix, as of the end of the period. Subscribers or customers do not include locations or practitioners who only use Frederick (our marketing automation software.)

“The app” or “The MINDBODY app” – The MINDBODY app, our consumer-facing mobile application.

“Wellness Practitioner” or “Practitioner” – Generally, staff members, instructors, trainers and stylists, and specifically where discussed as a number, those staff members, instructors, trainers and stylists with one or more bookings on our platform in the last month of the applicable period.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MINDBODY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$325,795	$232,019
Accounts receivable	13,545	10,753
Deferred commissions, current portion	1,702	—
Prepaid expenses and other current assets	9,617	5,776
Total current assets	350,659	248,548
Property and equipment, net	33,514	32,871
Deferred commissions, non-current portion	4,640	—
Intangible assets, net	72,598	7,377
Goodwill	111,511	11,583
Other non-current assets	1,528	934
TOTAL ASSETS	$574,450	$301,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,993	$7,448
Accrued expenses and other liabilities	17,443	13,099
Deferred revenue, current portion	7,241	6,318
Other current liabilities	832	1,828
Total current liabilities	36,509	28,693
Convertible senior notes, net	231,549	—
Deferred revenue, non-current portion	1,451	3,201
Deferred rent, non-current portion	2,256	1,966
Financing obligation on leases, non-current portion	14,634	14,932
Other non-current liabilities	667	585
Total liabilities	287,066	49,377
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 44,033,244 shares issued and outstanding as of June 30, 2018; 1,000,000,000 shares authorized, 43,041,405 shares issued and outstanding as of December 31, 2017	1	1
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 3,664,536 shares issued and outstanding as of June 30, 2018; 100,000,000 shares authorized, 3,901,966 shares issued and outstanding as of December 31, 2017	—	—
Additional paid-in capital	504,506	454,196
Accumulated other comprehensive loss	(230)	(108)
Accumulated deficit	(216,893)	(202,153)
Total stockholders’ equity	287,384	251,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$574,450	$301,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$61,611	$44,107	$115,434	$86,321
Cost of revenue	19,417	12,738	34,838	24,757
Gross profit	42,194	31,369	80,596	61,564
Operating expenses:
Sales and marketing	24,781	17,362	42,886	33,696
Research and development	17,547	8,802	29,335	17,450
General and administrative	16,075	9,358	28,738	18,044
Total operating expenses	58,403	35,522	100,959	69,190
Loss from operations	(16,209)	(4,153)	(20,363)	(7,626)
Interest income	436	227	1,099	324
Interest expense	(1,037)	(310)	(1,334)	(621)
Other income (expense), net	(3)	(21)	36	(101)
Loss before provision for income taxes	(16,813)	(4,257)	(20,562)	(8,024)
Income tax provision (benefit)	78	118	(1,980)	260
Net loss	(16,891)	(4,375)	(18,582)	(8,284)
Net loss per share, basic and diluted	$(0.36)	$(0.10)	$(0.39)	$(0.20)
Weighted-average shares used to compute net loss per share, basic and diluted	47,552	43,147	47,330	41,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(16,891)	$(4,375)	$(18,582)	$(8,284)
Other comprehensive gain, net of taxes:
Change in cumulative translation adjustment	(114)	53	(122)	143
Comprehensive loss	$(17,005)	$(4,322)	$(18,704)	$(8,141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,582)	$(8,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,955	4,399
Stock-based compensation expense	12,218	6,010
Amortization of deferred sales commission costs	464	—
Amortization of debt discount and transaction costs	682	—
Partial release of valuation allowance	(2,133)	—
Other	(6)	(6)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(586)	(100)
Deferred commissions	(5,943)	—
Prepaid expenses and other assets	(1,733)	(1,073)
Accounts payable	(2,447)	695
Accrued expenses and other liabilities	3,903	1,270
Deferred revenue	754	1,009
Deferred rent	334	247
Net cash provided by (used in) operating activities	(5,120)	4,167
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,980)	(3,707)
Additions to internally developed software	(1,339)	(237)
Acquisition of business, net of cash acquired	(151,765)	(1,450)
Net cash used in investing activities	(157,084)	(5,394)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of initial purchasers’ discounts and transaction costs	300,902	—
Purchase of capped calls related to issuance of convertible senior notes	(36,422)	—
Net proceeds from follow-on public offering	—	134,528
Proceeds from exercise of equity awards	4,839	4,637
Proceeds from employee stock purchase plan	2,006	1,510
Payment related to shares withheld for taxes	(3,753)	(1,461)
Repayment of Booker long term debt	(10,008)	—
Repayment on financing and capital lease obligations	(253)	(211)
Payment of financing obligation related to Lymber and HealCode acquisitions	(1,250)	—
Other	—	(33)
Net cash provided by financing activities	256,061	138,970
Effect of exchange rate changes on cash and cash equivalents	(81)	185
NET INCREASE IN CASH AND CASH EQUIVALENTS	93,776	137,928
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	232,019	85,864
CASH AND CASH EQUIVALENTS, END OF PERIOD	$325,795	$223,792
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$136	$170
Cash paid for interest	594	621
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Earnout in business combination deemed part of total purchase consideration	$—	$5,142
Unpaid equipment purchases	1,807	783
Acquisition consideration held back to satisfy potential indemnification claims	—	750
Unpaid follow-on public offering costs	—	254
Debt issuance costs included in accounts payable and accrued expenses and other current liabilities	898	—
Fair value of stock awards assumed in connection with Booker acquisition	498	—
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
MINDBODY and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a provider of cloud-based business management software for the fitness, beauty and wellness services industries and a rapidly growing consumer brand. Its integrated software and payments platform helps business owners in the fitness, beauty and wellness services industries run, market and build their businesses. MINDBODY enables the consumers to evaluate, engage, and transact with local businesses in its marketplace.
Acquisition of Booker
On April 2, 2018, the Company completed the acquisition of Booker, a privately-held company, for a total purchase consideration of $140,429,000, which consisted of $139,931,000 in cash and approximately 73,900 common stock awards assumed with an estimated fair value of $498,000. In addition, the Company simultaneously assumed and subsequently paid off approximately $10,008,000 of long-term debt and $3,047,000 of fees associated with the transaction. Booker is a leading cloud-based business management platform for salons and spas and is the provider of Frederick, a fast-growing, automated marketing software. See Note 5 – “Business Combination” for further details on the acquisition.
Convertible Senior Notes
In June 2018, the Company offered and issued $310,500,000 aggregate principal amount of 0.375% Convertible Senior Notes due 2023 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $40,500,000 principal amount of the Notes. The net proceeds from the issuance of the Notes were approximately $301,790,000, net of initial purchasers’ discounts and transaction costs. Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2018. To mitigate potential dilution resulting from the issuance of the Notes, the Company paid $36,422,000 and entered into capped call transactions. See Note 7 – “Debt” for further details on the Notes.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the capitalization and estimated useful life of the Company’s internally developed software, useful lives of property and equipment, the period of benefit that deferred commissions are amortized over, the determination of fair value of stock awards issued and forfeiture rates, a valuation allowance for deferred tax assets, contingencies, fair value of the liability and equity components of the Notes and the purchase price allocation of acquired businesses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Changes in facts or circumstances may cause the Company to change its assumptions and estimates in future periods, and it is possible that actual results could differ from current or future estimates.
Concentration of Credit Risk
As of June 30, 2018 and December 31, 2017, one trade receivable represented 17% and 17% of the accounts receivable balance, respectively. No single customer, API partner, or technology partner represented over 10% of revenue for any of the periods presented in the condensed consolidated statements of operations.
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies, other than the adoption of the new guidance on revenue from contracts with customers described below under the heading Recently Adopted Accounting Pronouncements and Note 2 – “Revenue Recognition,” and new policies added during the period related to the Company’s recent issuance of convertible senior notes and capped calls, as compared to the significant accounting policies described in the Company’s Annual Report.
Convertible Senior Notes and Capped Call Transactions
The Company accounts for the issued Notes, as separate liability and equity components. The Company determined the carrying amount of the liability component based on the fair value of a similar debt instrument excluding the embedded conversion option. The carrying amount of the equity component representing the conversion option was calculated by deducting the carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component of the Notes is included in stockholders’ equity and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component are being amortized to interest expense using the effective interest method over the respective term of the Notes, and transaction costs attributable to the equity components were netted with the equity component of the Notes in stockholders’ equity. In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The Company accounts for the cost of the capped calls as a reduction to additional paid-in capital.
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

In January 2017, the FASB issued authoritative guidance related to Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the guidance effective on January 1, 2018. The authoritative guidance will be applied prospectively, and used when the annual impairment test is performed in the current year. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

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

In June 2018, the FASB issued authoritative guidance intended to expand the scope of Share-Based Payment Transactions (Topic 718) to include share-based payment transactions for acquiring goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The new guidance is effective for the Company beginning January 1, 2020 and is applied retrospectively. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

In June 2018, the FASB issued authoritative guidance intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

In March 2018, the FASB issued authoritative guidance intended to state the income tax accounting implications of the Tax Cuts and Jobs Act (“New Tax Act”), which clarifies the measurement period time frame, changes in subsequent reporting periods and reporting requirements as a result of the New Tax Act of 2017. The guidance allows disclosure that some or all of the income tax effects from the New Tax Act are incomplete by the due date of the financial statements and requests entities provide a reasonable estimate if possible. The Company has accounted for the tax effects of the New Tax Act under the guidance on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of June 30, 2018 and December 31, 2017.

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

The Company generates revenue primarily from providing an integrated cloud-based business management software and payments platform for the fitness, beauty and wellness services industries and, to a lesser extent, products.

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

•
Subscription and Services. Subscription and services revenue is generated primarily from sales of subscriptions to the Company’s cloud-based business management software for the fitness, beauty and wellness services industries. The majority of the subscription fees are prepaid by customers on a monthly basis. The Company has concluded that each promised service is delivered concurrently with all other promised services over the contract term and, as such, has concluded that these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer. The use of the cloud-based bundle and premium services is a stand-ready obligation to provide access to the Company’s cloud-based offering and related services over the contract term. Customers simultaneously receive and consume the benefit from the Company’s stand-ready obligation to perform these services. For subscription and service contracts, the period of time over which the Company is performing is commensurate with the contract term because that is the period during which the Company has an obligation to provide the service. The performance obligation is recognized on a time elapsed basis, by month for which the services are provided, as the Company transfers control evenly over the contractual period.

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

•
Payments. The Company earns payments revenue from revenue share arrangements with third-party payment processors on transactions between its customers who utilize the Company’s payments platform and their consumers. These payment transactions are generally related to purchases of classes, memberships, appointments, goods or services through a customer’s website, at its business location, and through the MINDBODY app. These transaction fees are recorded as revenue on a net basis when the payment transactions occur. The Company satisfies its performance obligation by providing access to its platform and processing transactions for payment-related services. Payment fees are variable consideration that meet the “as invoiced” practical expedient as they are specific to the month that the usage occurs.

•
Products and Other. The Company offers various point-of-sale system products, heart-rate monitors, and physical gift cards to its customers. The Company recognizes revenue when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery.

Disaggregation of Revenue
The following table provides information about disaggregated revenue by primary geographical market (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Primary geographical markets
United States	$50,392	$35,585	$93,657	$70,011
Other	11,219	8,522	21,777	$16,310
Total revenue	$61,611	$44,107	$115,434	$86,321

The following table provides information about disaggregated revenue by major product line (in thousands);

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Primary product lines
Subscription and services	$38,541	$25,992	$71,283	$50,945
Payments	22,266	17,619	42,495	34,369
Product and other	804	496	1,656	1,007
Total revenue	$61,611	$44,107	$115,434	$86,321

Subscription and service revenue and payments revenue is transferred over time and products and other revenue is transferred at a point in time.

Contract Balances
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	Contract Assets		Deferred Revenue
	Prepaid expenses and other current assets	Other non-current assets	Current	Non-Current
January 1, 2018	$38	$33	$5,360	$1,289
June 30, 2018	124	74	7,241	1,451

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets includes amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The Company had no asset impairment charges related to contract assets in the period. Deferred revenue at June 30, 2018 includes current and non-current deferred revenue related to the acquisition of Booker of $905,000 and $87,000, respectively.

Revenue recognized during the three and six months ended June 30, 2018 from performance obligations satisfied or partially satisfied in previous periods was not significant. Movements between contract assets and receivables was not significant during the three and six months ended June 30, 2018.

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

Contract acquisition costs for the three and six months ended June 30, 2018 were $3,107,000 and $5,957,000, respectively. Amortization expenses for contract acquisition costs for the three and six months ended June 30, 2018 were $326,000 and $464,000, respectively. There was no impairment loss in relation to costs capitalized.

Practical Expedients and Exemptions
The Company has elected the following additional practical expedients in applying Topic 606:

•
Portfolio Approach: The Company is utilizing the portfolio approach practical expedient for its contract portfolios, e.g., subscription and services. The Company accounts for its contracts within each portfolio as a collective group rather than individual contracts. Based on the Company’s history with these portfolios and the similar nature and characteristics of the customers within each portfolio, it has concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.

•
Sales Tax Exclusion from the Transaction Price: The Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from its customers.

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes revenue expected to be recognized for performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	2018 (Remaining six months)	2019	2020	Thereafter
Payments revenue	$1,031	$2,062	$2,062	$1,547

The transaction price for all unsatisfied performance obligations related to subscription and service revenue is not shown in the table above as it is included in deferred revenue - current on the condensed consolidated balance sheet.

Comparative GAAP Financials
The adoption of the new standard has the following impact to the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues
Subscription and services	$38,540	$38,540	$—
Payments	22,266	22,313	(47)
Product and Other	805	767	38

Cost and Expenses
Sales and marketing	24,781	27,562	(2,781)
Net loss	(16,891)	(19,663)	2,772

	Six Months Ended June 30,
	2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues
Subscription and services	$71,283	$71,283	$—
Payments	42,495	42,553	(58)
Product and Other	1,656	1,530	126

Cost and Expenses
Sales and marketing	42,886	48,374	(5,488)
Net loss	(18,582)	(24,138)	5,556

The adoption of Topic 606 has the following impact to the Company’s Condensed Consolidated Balance Sheet (in thousands):

	June 30,
	2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
ASSETS
Prepaid expenses and other current assets	$9,617	$9,493	$124
Other non-current assets	1,528	1,454	74
Deferred commissions, current portion	1,702	—	1,702
Deferred commissions, non-current portion	4,640	—	4,640

LIABILITIES
Deferred revenue, current portion	$7,241	$8,166	$(925)
Deferred revenue, non-current portion	1,451	3,337	(1,886)

STOCKHOLDERS' EQUITY
Accumulated deficit	$(216,893)	$(207,542)	$(9,351)

3. FAIR VALUE MEASUREMENTS

The Company measures and reports its cash equivalents at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds.

The following table presents the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$307,348	$—	$—	$307,348

Equity:
Acquisition-related contingent consideration(2)	$—	$—	$5,143	$5,143

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds(1)	$224,165	$—	$—	$224,165

Equity:
Acquisition-related contingent consideration(2)	$—	$—	$5,143	$5,143

(1)
The Company’s cash and cash equivalents include money market funds that are required to be measured at fair value on a recurring basis. All such assets as of June 30, 2018 and December 31, 2017 were recorded based on Level 1 inputs.

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

 Convertible Senior Notes

The estimated fair value of the Notes as of June 30, 2018 was determined to be $312,410,000 based on quoted market prices. The Company considers the fair value of the Notes to be a Level 2 measurement as they are not actively traded. The Company carries the Notes at face value less unamortized discount on its consolidated balance sheet. For further information on the Notes see Note 7 – “Debt”.

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2018. As of June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.
4. BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid expenses	6,913	5,342
Other current assets(1)	2,704	434
Prepaid expenses and other current assets	$9,617	$5,776
(1) Other receivables, which used to be presented with accounts receivable, is now presented with other current assets. Certain immaterial reclassifications have been made to the prior year amounts to conform with current year presentation.

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Computer equipment	$23,029	$20,671
Leasehold improvements	12,469	11,386
Office equipment	3,628	2,702
Software licenses	6,188	5,378
Building, leased	16,438	16,438
Property and equipment, gross	61,752	56,575
Less: accumulated depreciation and amortization	(28,238)	(23,704)
Property and equipment, net	$33,514	$32,871
Depreciation of property and equipment was $2,092,000 and $1,895,000 for the three months ended June 30, 2018 and 2017, respectively. Depreciation of property and equipment was $4,159,000 and $3,804,000 for the six months ended June 30, 2018 and 2017, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll	$10,279	$7,591
Accrued vacation	3,659	2,400
Employee stock purchase plan contributions	1,767	1,548
Other liabilities	1,738	1,560
Total accrued expenses and other liabilities	$17,443	$13,099

5. BUSINESS COMBINATION
Booker
On April 2, 2018, the Company completed the acquisition of Booker, a privately-held company. Booker is a leading cloud-based business management platform for salons and spas, and is the provider of Frederick, a fast-growing, automated marketing software for wellness businesses. The acquisition of Booker added additional high-value salons and spas to the Company’s marketplace, combining MINDBODY’s leadership in boutique fitness studios and its vast consumer network with Booker's leadership in high value salons and spas. The Company expects that the combination of the two businesses will deliver more value to its customers by connecting them to larger consumer audiences, helping them grow their businesses.

The acquisition of Booker was accounted for in accordance with the acquisition method of accounting for business combinations with MINDBODY as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

The total purchase consideration of $140,429,000 consisted of $139,931,000 in cash, subject to net-working capital adjustments, and approximately 73,900 common stock awards assumed with an estimated fair value of $498,000. In addition, the Company simultaneously assumed and subsequently paid off approximately $10,008,000 of long-term debt and $3,047,000 of assumed fees associated with the transaction. The purchase price was allocated as follows: $58,260,000 to identifiable intangible assets acquired and $9,094,000 in net liabilities acquired, with the excess $91,263,000 of the purchase price over the fair value of net assets acquired recorded as goodwill. Goodwill is primarily attributable to expanded market opportunities from selling and integrating Booker and Frederick’s technology solution with the Company’s other offerings and the associated assembled workforce acquired. Goodwill is not expected to be deductible for U.S. federal income tax purposes.

The fair value of the acquired intangible assets are amortized on straight-line basis over the remaining useful life, which approximates the expected use of these assets. The estimated useful lives and fair values of the identifiable intangible assets are as follows (in thousands):

	Amount	Estimated Useful Life (in years)
Trade names	$3,720	7
Customer relationships	48,400	3 to 8
Developed technology	5,740	5
Covenants-not-to-compete	400	2
Total intangible assets acquired	$58,260

The results of operations of Booker since the acquisition are included in the Company's consolidated statements of operations for the three and six months ended June 30, 2018. Booker’s portion of the revenue and net loss, excluding acquisition related expenses, in the period from the acquisition date of April 2, 2018 through June 30, 2018, were $6,860,000 and $4,450,000, respectively.

Acquisition-related expenses incurred, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred. Acquisition-related expenses of $2,976,000 and $4,287,000 for the three and six months ended June 30, 2018, respectively, are included in general and administrative expense in our condensed combined statement of operations.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on January 1, 2017 and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and incremental contract acquisitions costs (commissions) to conform with the Company’s presentation of Topic 606. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2017, or of future results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue (1)	$61,611	$52,604	$122,102	$101,162
Net loss attributable to common shareholders	(16,891)	(6,587)	(23,726)	(14,418)
Net loss per share attributable to common shareholders - basic and diluted.	(0.36)	(0.15)	(0.50)	(0.34)

(1) The following table shows adjusted unaudited pro forma information excluding the revenue from one Booker terminated non-recurring contract, a transition services arrangement, that was not related to Booker’s core product offering on an ongoing basis. The Company believes that this adjustment provides a useful basis for understanding the performance of its business as the terminated contract is not indicative of its ongoing business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$61,611	$52,604	$122,102	$101,162
Less: revenue from Booker terminated contract	—	2,444	—	2,875
Revenue excluding Booker terminated contract	$61,611	$50,160	$122,102	$98,287

FitMetrix
On February 19, 2018, the Company completed the acquisition of FitMetrix, a privately-held company. FitMetrix, a MINDBODY technology partner at the time of acquisition, specializes in innovative performance tracking integrations with fitness studio equipment and wearables. The FitMetrix technology helps enable business owners to increase retention in group and personal training environments, and provides wellness seekers with an engaging, more interactive fitness experience.

The acquisition of FitMetrix was accounted for in accordance with the acquisition method of accounting for business combinations with MINDBODY as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price of $15,341,000, paid in cash, was allocated as follows: $9,540,000 to identifiable intangible assets acquired, $731,000 in net liabilities acquired and $2,133,000 to net deferred tax liabilities, with the excess $8,665,000 of the purchase price over the fair value of net assets acquired recorded as goodwill. Goodwill is primarily attributable to expanded market opportunities from selling and integrating the FitMetrix technology solution with the Company’s other offerings and the associated assembled workforce acquired and is not expected to be deductible for U.S. federal income tax purposes.
The acquisition provided the Company with acquired intangible assets representing trade names, customer relationships, and developed software/technology. The fair value of the acquired intangible assets is amortized on straight-line basis over the remaining useful life and is not expected to be deductible for tax purposes. As such, the Company recorded a net deferred tax liability which is comprised of deferred tax liabilities recognized in connection with the acquired intangible assets partially offset by deferred tax assets associated with acquired net operating loss carryforwards and credits.

The fair value of the acquired intangible assets are amortized on straight-line basis over the remaining useful life, which approximates the expected use of these assets. The estimated useful lives and fair values of the identifiable intangible assets are as follows (in thousands):

	Amount	Estimated Useful Life (in years)
Trade names	$1,800	10
Customer relationships	5,800	5
Developed technology	1,940	5
Total intangible assets acquired	$9,540
The results of FitMetrix are included in the Company’s consolidated statements of operations since the acquisition date, including revenues and net loss, and were not material. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.
Lymber
In March 2017, the Company completed the acquisition of substantially all of the assets of Lymber Wellness, Inc. (“Lymber”), a privately-held API partner that specializes in yield management solutions for class and appointment-based businesses. Lymber’s technology enables business owners to set dynamic pricing parameters for class and appointment sessions.  The technology identifies open class and appointment inventory, and automatically adjusts session prices in real-time to match supply and demand.

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company’s goodwill balance is solely attributable to acquisitions. There have been no impairment charges recorded against goodwill.
The Company’s intangible assets consisted of the following (in thousands except years):

	June 30, 2018
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3 to 5	$15,209	$(3,206)	$12,003
Acquired trade names	7 to 10	5,520	(156)	5,364
Acquired customer relationships	2 to 8	54,620	(2,629)	51,991
Internally developed software	2 to 3	4,921	(2,032)	2,889
Covenants not-to-compete	2	400	(49)	351
Total intangible assets		$80,670	$(8,072)	$72,598

	December 31, 2017
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3 to 5	$7,529	$(2,104)	$5,425
Acquired customer relationships	2	420	(420)	—
Internally developed software	2 to 3	3,703	(1,751)	1,952
Total intangible assets		$11,652	$(4,275)	$7,377

The Company capitalized software development costs of $70,000 and $237,000 for the three months ended June 30, 2018 and 2017, respectively. The Company capitalized software development costs of $1,218,000 and $237,000 for the six months ended June 30, 2018 and 2017, respectively.

The Company has internally developed software in process, for development projects that qualify for capitalization, of zero and $1,559,000 as of June 30, 2018 and December 31, 2017, respectively.

Amortization of intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of acquired intangible assets	$2,970	$407	$3,516	$581
Amortization of internally developed software	246	7	280	14
Total amortization of intangible assets	$3,216	$414	$3,796	$595
The expected future annual amortization expense of intangible assets as of June 30, 2018 is presented below (in thousands):

Year Ending December 31,
2018 (Remaining six months)	$6,634
2019	13,168
2020	13,041
2021	10,488
2022	8,746
Thereafter	20,521
Total expected future amortization expense of intangible assets	$72,598

7. DEBT
Credit Facility
On January 12, 2015, the Company entered into a loan agreement with Silicon Valley Bank for a secured revolving credit facility that allows the Company to borrow up to $20,000,000 for working capital and general business requirements (the “senior secured credit facility”). The Company has not drawn down any amounts under the senior secured credit facility, which is secured by substantially all of the Company’s corporate assets.

On January 12, 2018, the Company amended the loan agreement with Silicon Valley Bank. Silicon Valley Bank extended the maturity date of the revolving line from January 12, 2018 to January 11, 2019 and included an accordion feature for the revolving line, such that the revolving line may, upon the Company’s request and subject to the satisfaction of certain conditions and approval by Silicon Valley Bank, be increased by an additional aggregate amount of up to $20,000,000. Silicon Valley Bank also reduced the interest rate to the greater of the prime rate (4.75% as of June 30, 2018) or 4.5%. The credit facility is secured by substantially all of the Company’s corporate assets. On April 2, 2018, the Company entered into a consent and fourth loan agreement with

Silicon Valley Bank, pursuant to which, among other amendments, Silicon Valley Bank consented to the Booker acquisition and the Notes and added Booker as a new borrower under the senior secured credit facility.
Convertible Senior Notes
In June 2018, the Company issued $310,500,000 aggregate principal amount of 0.375% convertible senior notes due 2023 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the Notes were $301,790,000, after deducting the initial purchasers’ discounts and transaction costs.
The Notes are governed by an indenture (the “Indenture”) between the Company, as the issuer, and U.S. Bank National Association, as trustee. The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including the Company’s indebtedness under the senior secured credit facility, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Notes mature on June 1, 2023 unless earlier repurchased or redeemed by the Company or earlier converted in accordance with their terms prior to the maturity date. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018.
The Notes have an initial conversion rate of 20.1898 shares of Class A common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of approximately $49.53 per share of Class A common stock, and is subject to adjustment in some events. Following certain corporate events that occur prior to the maturity date or following the Company’s issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require the Company to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.
On or after December 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of whether the conditions set forth below have been met. Upon conversion, holders will receive cash, shares of the Company’s Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election. The Company intends to settle the principal of the Notes in cash.
Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on the business day immediately preceding December 1, 2022, in integral multiples of $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

•
during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;

•	if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of corporate events, specified in the Indenture.

The Company may not redeem the notes prior to June 6, 2021. The Company may redeem for cash all or any portion of the Notes, at the Company’s option, on or after June 6, 2021 if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

As of June 30, 2018, the condition allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible. The notes are classified as long-term debt.

Transaction costs attributable to the liability component were $6,664,000 and are being amortized to interest expense using the effective interest method over the term of the Notes, and transaction costs attributable to the equity components were $2,047,000 and netted with the equity component of the Notes in stockholders’ equity.
The net carrying value of the liability component of the Notes was as follows (in thousands):

June 30,
2018
Liability component:
Principal	$310,500
Less: unamortized debt discount	72,335
Less: unamortized transaction costs	6,616
Net carrying amount	$231,549

The net carrying amount of the equity component of the Notes was as follows (in thousands):

June 30,
2018
Proceeds allocated to the conversion option (debt discount)	$72,969
Less: transaction cost	2,047
Net carrying amount	$70,922

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$58	$—	$58	$—
Amortization of debt discount	634	—	634	—
Amortization of transaction costs	48	—	48	—
Total	$740	$—	$740	$—

The effective interest rate of the liability component for the three months ended June 30, 2018 was 6.50%.
Based on the closing price of our Class A common stock of $38.60 on June 30, 2018, the if-converted value of the Notes was less than their respective principal amounts.
Capped Call
In connection with the offering of the Notes, the Company paid $36,422,000 to enter into Capped Calls. The Capped Calls each have an initial strike price of approximately $49.53 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $76.20 per share, subject to certain adjustments (the “Cap Price”). The Capped Calls cover, subject to anti-dilution adjustments, approximately 6.3 million shares of Class A common stock. The Capped Calls are intended to reduce or offset the potential dilution of the Company’s Class A common stock upon any conversion of the Notes, and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on the Cap Price. The Capped Calls are recorded as a reduction to additional paid-in capital and are not accounted for as derivatives.
Impact on Earnings Per Share
The Notes will not have an impact on the Company’s diluted earnings per share until the average market price of its Class A common stock exceeds the conversion price of $49.53 per share, as the Company intends to settle the principal amount of the Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods the Company reports net income. However, upon conversion, there will be no economic dilution from the Notes until the average market price of the Company’s Class A common stock exceeds the Cap Price of $76.20 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the Cap Price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

8. COMMITMENTS AND CONTINGENCIES
Operating Lease
The Company has operating lease agreements with lease periods expiring between 2019 and 2030. Rent expense was $2,283,000 and $1,527,000 for the three months ended June 30, 2018 and 2017, respectively. Rent expense was $4,074,000 and $2,870,000 for the six months ended June 30, 2018 and 2017, respectively.
Financing Obligation
The Company occupies office space in San Luis Obispo, California, constructed under a 15 year build-to-suit lease arrangement for which the Company is considered the “deemed owner” for accounting purposes. The lease has an initial term of 15 years, and the Company has an option to extend the term of the lease for three consecutive terms of five years each. The portion of the lease obligation allocated to the building for accounting purposes is being treated as a financing obligation. The portion of the lease obligation allocated to the land for accounting purposes is being treated as an operating lease. The financing obligation is being settled through the monthly lease payments. In the table below, the remaining future minimum lease payments on the building, leased, include interest of $8,520,000 to be recognized over the remainder of the initial term of the lease agreement. The total financing obligation as of June 30, 2018 is $15,197,321, of which $563,000 is recorded as a current obligation.
Future Minimum Lease Payments
Future minimum lease payments under non-cancellable lease agreements as of June 30, 2018 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2018 (Remaining six months)	$3,110	$846	$3,956
2019	6,061	1,729	7,790
2020	5,850	1,781	7,631
2021	4,579	1,835	6,414
2022	3,269	1,890	5,159
Thereafter	10,134	15,637	25,771
Total minimum lease payments	$33,003	$23,718	$56,721

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and data center and communication services as of June 30, 2018 were as follows (in thousands):

Year Ending December 31,
2018 (Remaining six months)	$2,517
2019	4,952
2020	2,067
2021	594
Total purchase commitments	$10,130
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
2015 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (“2015 Plan”) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (“2009 Plan”).  As of June 30, 2018, there were 6,766,140 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2018, the number of shares available for issuance under the 2015 Plan was increased by 2,347,168 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of June 30, 2018, options to purchase 1,557,261 shares of

Class A common stock and 2,317,784 restricted stock units (“RSUs”), which will be settled in shares of Class A common stock, remained outstanding under the 2015 Plan.

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
2015 Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on June 2, 2015. As of June 30, 2018, there were 1,349,813 shares of Class A common stock available for issuance under the ESPP. The number of shares available for sale under the ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2018, the number of shares available for issuance under the ESPP was increased by 469,433 shares of Class A common stock.

Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The ESPP provides for 24-month offering periods. Each offering period includes four purchase periods, which are approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. Employees purchased 152,345 shares of Class A common stock for an aggregate cost of $2,007,000 under the ESPP during the six months ended June 30, 2018.
2009 Stock Option Plan
The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of June 30, 2018, options to purchase 1,959,468 shares of Class B common stock remained outstanding under the 2009 Plan.

Booker Equity Incentive Plan
In connection with the acquisition of Booker, the Company assumed each outstanding and unexercised vested option to purchase Booker common stock. All such securities, or approximately 73,900 common stock awards, became issuable for shares of the Company’s Class A common stock. Booker’s Equity Incentive Plan is no longer active.

RSU and RSA Activity
A summary of the activity for the Company’s RSUs and RSAs is presented below (in thousands, except share numbers and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value
Unvested balance – December 31, 2017	1,322,650	$23.14	$40,275
Granted	1,401,605	38.34
Vested	(306,690)	22.50
Forfeited	(99,781)	26.13
Unvested balance – June 30, 2018	2,317,784	$32.29	$89,466

As of June 30, 2018, there was a total of $69,213,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3.2 years.
Stock Option Activity
A summary of the activity for the Company’s stock option plans during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except shares, per share amounts, and contractual life years):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2017	3,436,048	$13.44		6.8	$58,605
Granted	660,747	35.32	$12.46
Exercised	(394,355)	12.27			10,383
Forfeited or canceled	(112,136)	20.87
Outstanding – June 30, 2018	3,590,304	$17.36		6.8	$76,904
Exercisable – June 30, 2018	2,001,630	$10.18		5.4	$56,884
Vested and expected to vest – June 30, 2018	3,569,036	$17.30		6.8	$76,649

The total fair value of options vested during the three and six months ended June 30, 2018 was $1,683,000 and $3,761,000, respectively, and during the three and six months ended June 30, 2017 was $1,108,000 and $2,693,000, respectively.

As of June 30, 2018, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $16,025,000, which is expected to be recognized over a weighted-average period of 2.7 years.
Other Stock-Based Compensation
The Company recorded stock-based compensation expense during the three and six months ended June 30, 2018 of $262,000 and $521,000, respectively, and during the three and six months ended June 30, 2017 of $262,000 and $277,000, respectively, attributed to post-acquisition services that are payable in shares of the Company’s common stock.
Determination of Fair Value
The Company records stock-based compensation based on the fair value of stock options on grant date using the Black-Scholes option-pricing model. The Company determines the fair value of shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Six Months Ended June 30,
	2018	2017
Expected term (in years)	5.2	5.8
Expected volatility	37% - 38%	42% - 44%
Risk-free interest rate	2.6% - 2.9%	1.9% - 2.0%
Dividend yield	0%	0%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of common shares to be issued under the ESPP:

	Six Months Ended June 30,
	2018	2017
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	33% - 37%	35% - 50%
Risk-free interest rate	1.7% - 2.3%	0.45% - 1.22%
Dividend yield	0%	0%
Total Stock-Based Compensation Expense
Total stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$658	$366	$1,082	$627
Sales and marketing	2,241	671	3,385	1,177
Research and development	2,048	980	3,360	1,507
General and administrative	2,455	1,496	4,391	2,699
Total stock-based compensation expense	$7,402	$3,513	$12,218	$6,010

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

The income tax expense of $78,000 for the three months ended June 30, 2018 is primarily attributable to the deferred tax liability associated with the amortization of indefinite lived intangible assets, foreign income taxes associated with the Company’s operations in the United Kingdom and Australia, and U.S. state income taxes. The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was negative 0.5% and negative 2.8%, respectively.

The income tax benefit of $1,980,000 for the six months ended June 30, 2018 is primarily attributable to the partial release of $2,133,000 of the U.S. valuation allowance in conjunction with the acquisition of FitMetrix since the acquired net deferred tax liabilities will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed (see Note 5 – “Business Combinations”). The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 9.6% and negative 3.2%, respectively.

11. NET LOSS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(16,891)	$(4,375)	$(18,582)	$(8,284)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.10)	$(0.39)	$(0.20)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	47,552	43,147	47,330	41,958

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive (in thousands):

	As of June 30,
	2018	2017
Shares subject to outstanding stock options and employee stock purchase plan	3,691	3,962
Shares subject to outstanding restricted stock units	2,318	1,221
Total	6,009	5,183

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

Substantially all of the Company’s assets were attributable to operations in the United States as of June 30, 2018 and December 31, 2017.

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
Overview
We are the leading technology platform for the fitness, beauty and wellness services industries and a rapidly growing marketplace for these services. As of June 30, 2018, our customers employed approximately 465,000 wellness practitioners serving approximately 57 million active consumers in more than 100 countries. We are also a leading payments platform dedicated to the fitness, beauty and wellness services industries transacting approximately $2,716 million and $1,950 million on our payments platform for the three months ended June 30, 2018 and 2017, respectively, representing a 39% increase year over year.

We provide our software as a subscription-based service to our 68,142 subscribers, as of June 30, 2018. We market and sell subscriptions for our platform to small and medium-sized businesses within the fitness, beauty and wellness services industries, targeting the United States, Canada, the United Kingdom, Ireland, Australia, New Zealand, Hong Kong, and Singapore. In the first quarter of 2018 we simplified our MINDBODY software packaging, offering the following three software levels to our customers: Essential, Accelerate and Ultimate.
Our integrated software and payments platform creates powerful network effects. As more local wellness businesses adopt our platform, more customer listings appear on the MINDBODY app and third-party partner sites available through MINDBODY Promote (formerly referred to as the “MINDBODY Network”).  As awareness of these businesses increases through these marketing channels, they attract more consumers to our platform. Those consumers then attract even more businesses to our platform. As those businesses and consumers engage in more transactions on our platform, payments and API revenue increases resulting in additional revenue streams from demand generation. Finally, as we add more customers and consumers to our wellness ecosystem, we attract more technology developers and partners who can use our open API to develop additional apps that extend the capabilities of our open platform.
On February 19, 2018, we completed the acquisition of FitMetrix, Inc. (“FitMetrix”), a privately-held company specializing in innovative performance tracking integrations with fitness studio equipment and wearables. We expect to expand adoption of FitMetrix across our customer base while continuing to develop new cutting-edge workout innovations. We believe the acquisition of FitMetrix expands our value proposition for fitness studios and clubs worldwide, while also helping us attract new high value subscribers.
On April 2, 2018, we completed the acquisition of Booker, Inc. (“Booker”), a privately-held company and a leading cloud-based business management platform for salons and spas. Booker is also the provider of Frederick, a fast-growing, automated marketing software for wellness businesses. We believe the acquisition of Booker expands our value proposition for salons and spas worldwide, while also helping us attract new high value subscribers. On July 1, for new customers, we aligned Booker software levels and pricing with MINDBODY software levels and pricing.
We intend to continue scaling our organization in order to meet the needs of our customers. We also intend to continue growing the inventory of fitness, beauty and wellness services on our transaction-enabled marketplace. We have invested and expect to continue to invest in our sales and marketing teams to sell our platform globally, including, in particular, to high value subscribers in the countries noted above. A key element of our growth strategy is the continuous enhancement and expansion of our software and payments platform, as well as our marketplace, by continuously developing and implementing new features and functionality. Through consistent innovation and strategic acquisitions, we have increased both the number of high value subscribers and the revenue we generate from our customers over time.
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

Set forth below are summary financial highlights for the three and six months ended June 30, 2018:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	%	2018	2017	%
	(dollars in millions)
Revenue	$61.6	$44.1	40%	$115.4	$86.3	34%
Net loss	(16.9)	(4.4)		(18.6)	(8.3)
Adjusted EBITDA(1)	$(0.5)	$1.7		$4.1	$2.8
(1) For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.”
During the three months ended June 30, 2018 and 2017, approximately 82% and 81% of our revenue came from the United States, respectively. During the six months ended June 30, 2018 and 2017, approximately 81% and 81% of our revenue came from the United States, respectively.
Our employee headcount increased to 1,661 employees as of June 30, 2018, from 1,454 as of June 30, 2017.
Recent Developments
In June 2018, we issued $310.5 million aggregate principal amount of 0.375% convertible senior notes due 2023 (the “Notes”) and received proceeds of $301.8 million, net of initial purchasers’ discounts and transaction costs. We used a portion of the net proceeds of the offering of the Notes to pay the cost of certain capped call transactions and plan to use the remainder for working capital and general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. For further discussion, see Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for the Three Months Ended June 30,
	2018	2017
Subscribers (end of period)	68,142	59,345
Average monthly revenue per subscriber	$293	$244
Payments volume (in millions)	$2,716	$1,950
Dollar-based net expansion rate (average for the quarter)	103%	108%

•
Subscribers. Subscribers are defined as unique physical locations or individual practitioners who have active subscriptions to our services, including MINDBODY, Booker or FitMetrix, as of the end of the period. Subscribers or customers do not include locations or practitioners who only use Frederick (our marketing automation software). The overall number of subscribers has increased year over year from 59,345 to 68,142. We believe the number of subscribers is one indicator of the growth of our platform, but the revenue contribution of individual subscribers can vary widely. For example, the vast majority of our revenue is generated from our high value subscribers. High value subscribers are defined as any customer on our platform, including FitMetrix customers and Booker customers, exclusive of those customers on the Solo software level. The number of subscribers on our Solo software level has decreased from 4,979 as of June 30, 2017 to 1,015 as of June 30, 2018, and the number of our high value subscribers increased from 54,366 as of June 30, 2017 to 67,127 as of June 30, 2018. Growth in the number of our high value subscribers depends, in part, on our ability to successfully develop and market our platform to wellness businesses and consumers who have not yet become part of our network. We expect the number of high value subscribers and overall subscribers to fluctuate over time.

•
Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the applicable period, divided by the number of months in the period. For example, the ARPS measurement period in the table above was measured over each of the three months ended June 30, 2018 and 2017. ARPS increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. ARPS decreased sequentially from $302 for the three months ended March 31, 2018 to $293 for the three months ended June 30, 2018 because of the lower ARPS of Booker subscribers. We expect ARPS to fluctuate in the short term before increasing.

•
Payments Volume. We believe that payments volume is an indicator of the underlying current health of our customers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our customers and consumers utilizing our payments platform. Payments volume increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and we expect it to continue to increase in the future.

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

Non-GAAP Financial Measure
Adjusted EBITDA
To provide investors with additional information regarding our financial results prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), we have presented Adjusted EBITDA, which is a non-GAAP financial measure defined by us as our net loss before (1) stock-based compensation expense, (2) depreciation and amortization, (3) acquisition-related expenses, including, transaction and integration expenses, (4) income tax provision (benefit), and (5) other expense, net, which consisted of interest income, interest expense, and other income (expense), net. Prior period acquisition-related expenses were insignificant. Accordingly, prior periods have not been adjusted to reflect these expenses.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(16,891)	$(4,375)	$(18,582)	$(8,284)
Stock-based compensation expense	7,402	3,513	12,218	6,010
Depreciation and amortization	5,308	2,309	7,955	4,399
Acquisition-related expenses	2,976	—	4,288	—
Income tax provision (benefit)	78	118	(1,980)	260
Other (income) expense, net	604	104	199	398
Adjusted EBITDA	$(523)	$1,669	$4,098	$2,783
Components of Statements of Operations
Revenue
See Note 2 – “Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item I of Part I of this Quarterly Report on Form 10-Q.

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

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, lead generation, promotional and other marketing activities, and allocated overhead. Sales and marketing expense is our largest operating expense, driving growth in customers, ARPS and consumer adoption, and we expect to continue to increase this expense in absolute dollars as we increase our sales and marketing efforts, including consumer marketing efforts, although such expense may fluctuate as a percentage of total revenue. Historically, we expensed all these costs as incurred, but in connection with the adoption of Topic 606, we are capitalizing incremental costs of obtaining a contract with a customer, and we amortize this cost over a four-year period providing a temporary reduction in sales and marketing personnel costs. See Note 2 -“Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of the impact of the capitalization of incremental costs of obtaining a contract with a customer.

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

•
General and administrative. General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes acquisition-related expenses, including transaction expenses, consulting, legal and accounting services, allocated overhead, and other expenses associated with compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other regulations governing public companies. We will continue to incur additional costs associated with being a public company including higher legal, corporate insurance and accounting expenses. We also expect to incur transaction and integration expenses associated with the acquisition of Booker, which closed on April 2, 2018. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and operate as a public company, although such expense may fluctuate as a percentage of total revenue.

Other Income and Expenses
Our other income and expenses line items consist of interest income (expense), net, and other expense, net.

•	Interest income. Interest income consists primarily of the interest earned on our cash and cash equivalent balances.

•
Interest expense. Interest expense consists primarily of interest expense associated with the 0.375% convertible senior notes due 2023 (the “Notes”) and the interest incurred on the financing obligation associated with our build-to-suit lease arrangement. We entered into a loan agreement with Silicon Valley Bank in 2015 for a secured revolving credit facility (the “senior secured credit facility”), and any future draws on this loan agreement will incur interest expense and result in increased interest expense in future periods. This loan agreement is set to expire in January 2019.

•	Other income (expense), net. Other income (expense), net, consists primarily of gains and losses on disposals of property and equipment and gains and losses from foreign currency transactions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$61,611	$44,107	$115,434	$86,321
Cost of revenue(1)	19,417	12,738	34,838	24,757
Gross profit	42,194	31,369	80,596	61,564
Operating expenses:
Sales and marketing(1)	24,781	17,362	42,886	33,696
Research and development(1)	17,547	8,802	29,335	17,450
General and administrative(1)	16,075	9,358	28,738	18,044
Total operating expenses	58,403	35,522	100,959	69,190
Loss from operations	(16,209)	(4,153)	(20,363)	(7,626)
Interest income	436	227	1,099	324
Interest expense	(1,037)	(310)	(1,334)	(621)
Other income (expense), net	(3)	(21)	36	(101)
Loss before provision for income taxes	(16,813)	(4,257)	(20,562)	(8,024)
Income tax provision (benefit)	78	118	(1,980)	260
Net loss	$(16,891)	$(4,375)	$(18,582)	$(8,284)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	32%	29%	30%	29%
Gross profit	68%	71%	70%	71%
Operating expenses:
Sales and marketing	40%	39%	37%	39%
Research and development	29%	20%	26%	20%
General and administrative	26%	21%	25%	21%
Total operating expenses	95%	80%	88%	80%
Loss from operations	(27)%	(9)%	(18)%	(9)%
Interest income	2%	—%	1%	—%
Interest expense	(2)%	(1)%	(1)%	—%
Other income (expense), net	—%	—%	—%	—%
Loss before provision for income taxes	(27)%	(10)%	(18)%	(9)%
Income tax provision (benefit)	—%	—%	2%	(1)%
Net loss	(27)%	(10)%	(16)%	(10)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$658	$366	$1,082	$627
Sales and marketing	2,241	671	3,385	1,177
Research and development	2,048	980	3,360	1,507
General and administrative	2,455	1,496	4,391	2,699
Total stock-based compensation expense	$7,402	$3,513	$12,218	$6,010

Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$38,540	$25,992	$12,548	48%	$71,283	$50,945	$20,338	40%
Payments	22,266	17,619	4,647	26%	42,495	34,369	8,126	24%
Product and other	805	496	309	62%	1,656	1,007	649	64%
Total revenue	$61,611	$44,107	$17,504	40%	$115,434	$86,321	$29,113	34%

Revenue increased $17.5 million, or 40%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Subscription and services revenue increased $12.5 million, or 48%, of which $10.8 million was due to additional subscribers from the acquisition of Booker, pricing increases, upgrading subscribers to higher-priced software tiers, increased adoption of our branded mobile app offering, and an improvement in the mix to high value subscribers. $1.8 million of the $12.5 million increase was due to an increase in revenue from our API and technology partners. Payments revenue increased $4.6 million, or 26%, due to increased volume of transactions processed by our subscribers on our payments platform, both from existing MINDBODY subscribers and additional Booker subscribers. Product and other revenue increased $0.3 million, or 62%, due to hardware sales.  We expect our revenue to increase over time through both organic growth and acquisitions.

Revenue increased $29.1 million, or 34%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Subscription and services revenue increased $20.3 million, or 40%, of which $16.8 million was due to the additional subscribers from the acquisition of Booker, pricing increases, upgrading subscribers to higher-priced software tiers, the increased adoption of our branded mobile app offering, and an improvement in the mix to high value subscribers, and of which $3.6 million was due to an increase in revenue from our API and technology partners. Payments revenue increased $8.1 million, or 24%, due to increased volume of transactions processed by our subscribers on our payments platform, both from existing MINDBODY subscribers and additional Booker subscribers. Product and other revenue increased $0.6 million, or 64%, due to hardware sales. We expect our revenue to increase over time through both organic growth and acquisitions.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$19,417	$12,738	$6,679	52%	$34,838	$24,757	$10,081	41%
Gross profit	$42,194	$31,369	$10,825	35%	$80,596	$61,564	$19,032	31%
Gross margin	68%	71%			70%	71%

Cost of revenue increased $6.7 million, or 52%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to a $3.3 million increase in personnel-related expenses due to an increase in headcount, mainly from the Booker acquisition. The increase was also due to a $2.7 million increase in infrastructure costs, consulting, and hardware cost of sales, and a $0.6 million increase in amortization of acquired technology and internally developed software.

Cost of revenue increased $10.1 million, or 41%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to a $4.8 million increase in personnel-related expenses due to an increase in headcount, mainly from the Booker acquisition. The increase was also due to a $4.0 million increase in infrastructure costs, consulting, and hardware cost of sales, and a $0.8 million increase in amortization of acquired technology and internally developed software.

As of June 30, 2018, we had 632 employees dedicated to data center operations, global customer support and onboarding services as compared to 535 employees as of June 30, 2017. Gross margins decreased as a result of an increase in amortization of acquired technology and internally developed software and because of Booker’s lower margins.

Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$24,781	$17,362	$7,419	43%	$42,886	$33,696	$9,190	27%

Sales and marketing expense increased $7.4 million, or 43%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to a $4.5 million increase in personnel-related expenses due to an increase in headcount, mainly from the Booker acquisition, which includes a $1.6 million increase in stock-based compensation expense. The increase in sales and marketing expense also includes a $2.2 million increase in amortization of acquired intangible assets, $1.9 million increase in promotional spending and other marketing programs, and $0.4 million increase in third–party consulting costs. These increases were partially offset by a $2.8 million net deferral of contract acquisition costs in connection with the adoption of Topic 606. For a discussion of Topic 606, refer to Note 1 – “Summary of Business and Significant Accounting Policies,” and Note 2 – “Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q. Besides the additional headcount resulting from the Booker acquisition, the increase in personnel-related expenses before taking into account the deferral of contract acquisition costs was due to our focus on building a dedicated and skilled full-time sales team workforce.

Sales and marketing expense increased $9.2 million, or 27%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to a $6.1 million increase in personnel-related expenses due to an increase in headcount, mainly from the Booker acquisition, which includes a $2.2 million increase in stock-based compensation expense, a $3.9 million increase in promotional spending and other marketing programs, $2.4 million increase in amortization of acquired intangible assets, and $0.6 million increase in consulting. These increases were partially offset by a $5.5 million net deferral of contract acquisition costs in connection with the adoption of Topic 606. For a discussion of Topic 606, refer to Note 1 – “Summary of Business and Significant Accounting Policies,” and Note 2 – “Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q. Besides the additional headcount resulting from the Booker acquisition, the increase in personnel-related expenses before taking into account the deferral of contract acquisition costs was due to our focus on building a dedicated and skilled full-time sales team workforce.

As of June 30, 2018, we had 518 employees, which includes eight part-time employees dedicated to sales and marketing, as compared to 543 employees, which included 69 part-time employees, as of June 30, 2017.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Research and development	$17,547	$8,802	$8,745	99%	$29,335	$17,450	$11,885	68%

Research and development expense increased $8.7 million, or 99%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to a $6.6 million increase in personnel-related expenses due to an increase in headcount, mainly from the Booker acquisition, including a $1.1 million increase in stock-based compensation, and an increase of $1.2 million in outsourced development costs and consulting.

Research and development expense increased $11.9 million, or 68%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable a $9.8 million increase in personnel-related expenses due to an increase in headcount, mainly from the Booker acquisition, including a $1.9 million increase in stock-based compensation, and an increase of $1.8 million in outsourced development costs and consulting, offset by an increase of $1.0 million in development costs that qualified for capitalization.

As of June 30, 2018, we had 335 employees dedicated to research and development as compared to 228 employees as of June 30, 2017.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
General and administrative	$16,075	$9,358	$6,717	72%	$28,738	$18,044	$10,694	59%

General and administrative expense increased $6.7 million, or 72%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to a $2.7 million increase in personnel-related expenses, including a $1.0 million increase in stock-based compensation and a $3.0 million increase in acquisition-related expenses associated with the acquisition of Booker.

General and administrative expense increased $10.7 million, or 59%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to a $4.6 million increase in personnel-related expenses, including a $1.7 million increase in stock-based compensation, a $4.3 million increase in acquisition-related expenses associated with the acquisitions of Booker and FitMetrix, and $0.5 million in additional costs for compliance with Section 404 of the Sarbanes-Oxley Act.

As of June 30, 2018, we had 176 employees dedicated to general and administrative as compared to 148 employees as of June 30, 2017.

Interest Income, Interest Expense, Other Income (Expense), net, and Income Tax Provision (Benefit)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Interest income	$436	$227	$209	92%	$1,099	$324	$775	239%

Amortization of debt discount and transaction costs for convertible senior notes	682	—	682		682	—	682
Contractual interest expense on convertible senior notes	58	—	58		58	—	58
Interest on financing obligation, building-leased	291	301	(10)		581	598	(17)
Other	6	9	(3)		13	23	(10)
Total interest expense	$1,037	$310	$727	235%	$1,334	$621	$713	115%

Other income (expense), net	$(3)	$(21)	$18	(86)%	$36	$(101)	$137	(136)%

Income tax provision (benefit)	$78	$118	$(40)	(34)%	$(1,980)	$260	$(2,240)	(862)%

Interest income increased during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 as a result of interest income earned on higher cash balances, which are invested in money market funds.

Interest expense increased during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 as a result of the amortization of debt discount and transaction costs for the convertible senior notes as well as the contractual interest payable twice a year.

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

Liquidity and Capital Resources
As of June 30, 2018, and December 31, 2017, we had cash and cash equivalents of $325.8 million and $232.0 million, respectively. Cash and cash equivalents consist of cash on deposit and money market funds.
On April 2, 2018, we completed the acquisition of Booker, a privately-held company. The total purchase consideration consisted of $136.6 million in cash, after adjusting for cash on hand in the Booker entity on the date of acquisition of $3.3 million and other working capital adjustments, $10.0 million in long term debt assumed and settled immediately after the acquisition, and $0.5 million of equity awards assumed.
In June 2018, we issued $310.5 million aggregate principal amount of 0.375% convertible senior notes due 2023 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $40,500,000 principal amount of the Notes, in a private placement. We received proceeds of $300.9 million, after deducting the initial purchasers’ discounts and paid transaction costs. We used a portion of the net proceeds of the offering of the Notes to pay the cost of certain capped call transactions of approximately $36.4 million described above and plan to use the remainder for general corporate purposes, which may include working capital and general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. For further discussion, see Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In January 2018 and April 2018, we amended the loan agreement that we originally entered into with Silicon Valley Bank in January 2015. The loan agreement provides for the secured revolving credit facility that allows us to borrow up to $20.0 million for working capital and general business requirements, which may be increased to $40.0 million at our request, subject to the satisfaction of certain conditions and approval by Silicon Valley Bank. Amounts outstanding under the senior secured credit facility will bear interest at the greater of the prime rate (4.75% as of June 30, 2018), or 4.5%, with accrued interest payable on a monthly basis and outstanding and unpaid principal due upon maturity of the senior secured credit facility in January 2019. The senior secured credit facility is secured by substantially all of our corporate assets. We also granted and pledged a security interest to the lender in all rights, title, and interest in our intellectual assets. We did not draw down any amounts under the loan agreement during the six months ended June 30, 2018.
We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and those factors set forth in Part II, Section 1A - “Risk Factors” of this Quarterly Report on Form 10-Q. We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.
The following table summarizes our cash and cash equivalents and our cash flows as of and for the periods presented (in thousands):

	As of June 30,
	2018	2017
Cash and cash equivalents	$325,795	$223,792

	Six Months Ended June 30,
	2018	2017
Cash provided by (used in) operating activities	$(5,120)	$4,167
Cash used in investing activities	157,084	5,394
Cash provided by financing activities	256,061	138,970

Operating Activities
During the six months ended June 30, 2018, operating activities used $5.1 million in cash, primarily as a result of a $5.7 million change in operating assets and liabilities, net. The change in operating assets and liabilities was primarily a result of a $5.9 million increase in deferred commissions in relation to Topic 606, a $0.6 million increase in accounts receivable, and a $1.7 million increase in prepaid expenses and other current assets, offset by a $1.5 million net increase in accounts payable, accrued expenses, and other liabilities and a $0.8 million increase in deferred revenue. The net increase in accounts payable, accrued expenses, and other liabilities was due to the increase in employment related expenses and the timing of payments to our vendors and employees, partially as a result of the Booker acquisition. Our net loss of $18.6 million was offset by $19.2 million in net adjustments for non-cash stock-based compensation expense, depreciation and amortization, and partial release of the valuation allowance. Our consolidated net loss of $18.6 million included a net loss of $4.5 million from the consolidation of Booker’s financial results and $4.3 million of acquisition related expenses.
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

Investing Activities
During the six months ended June 30, 2018, investing activities used $157.1 million as a result of $136.6 million and $15.2 million paid in cash for the acquisitions of Booker and FitMetrix, net of cash acquired, respectively, $4.0 million in purchases of property and equipment, and additions of intangible assets through the capitalization of qualifying development costs of $1.3 million.
During the six months ended June 30, 2017, investing activities used $5.4 million as a result of $3.9 million in purchases of property and equipment and $1.5 million cash paid in a business acquisition.
Financing Activities
During the six months ended June 30, 2018, net cash provided by financing activities was $256.1 million, consisting primarily of $300.9 million in proceeds from the issuance of the Notes, net of initial purchasers’ discounts and paid transaction costs, $4.8 million in proceeds from the exercise of equity awards by employees, and proceeds from our employee stock purchase plan of $2.0 million. The cash inflows were partially offset by the purchase of a capped call option for $36.4 million related to the issuance of the Notes, a $10.0 million repayment of long term debt of Booker, $3.8 million in tax payments related to employee shares withheld from RSUs vesting during the period and final holdback payments of $1.3 million for prior business acquisitions.
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
Off Balance Sheet Arrangements
As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no material changes in our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of the new guidance on revenue from contracts with customers described in Note 2 - “Revenue Recognition” and new policies added during the period related to the Company’s recent issuance of convertible senior notes and capped calls contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of June 30, 2018 and December 31, 2017. Our cash and cash equivalents as of June 30, 2018 and December 31, 2017 were $325.8 million and $232.0 million, respectively, primarily consisting of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

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
Changes in Internal Control over Financial Reporting

In April 2018, we completed our acquisition of Booker, which is being integrated into our operational systems. We also implemented certain internal controls related to our January 1, 2018 adoption of guidance issued by the Financial Accounting Standards Board on revenue from contracts with customers. Other than with respect to these items, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred a net loss in each year since our inception, including a net loss of $14.8 million, $23.0 million and $36.1 million in the years ended December 31, 2017, 2016 and 2015, respectively, and $18.6 million and $8.3 million in the six months ended June 30, 2018 and 2017, respectively. We have expended and expect to continue to expend financial and other resources on, among other things:

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
For the years ended December 31, 2017, 2016 and 2015, our revenue was $182.6 million, $139.0 million and $101.4 million, respectively, representing a 31% and 37% growth rate, respectively. For the six months ended June 30, 2018 and 2017, our revenue was $115.4 million and $86.3 million, respectively, representing a 34% growth rate. Our historical revenue growth rates are not necessarily indicative of future growth, and we may not achieve similar revenue growth rates in future periods.
If we fail to increase market acceptance of our platform, enhance and adapt our platform to changing market dynamics and customer preferences, or keep pace with technological developments, our business, results of operations, financial condition and growth prospects would be adversely affected.
We derive, and expect to continue to derive, a majority of our revenue and cash inflows from our integrated cloud-based business management software and payments platform for the fitness, beauty and wellness services industries.  As such, market acceptance of this platform is critical to our success.  Our ability to attract new customers, increase revenue from existing customers, or cross-sell products from acquired companies, depends in part on our ability to enhance and improve our existing platform and to introduce new and innovative features, products and services, including features, products and services designed for a mobile user environment.  Demand for our platform is affected by a number of factors, many of which are beyond our control, such as the timing of development and release of new products, features and functionality by our competitors, technological change, consumer preferences and growth or contraction in our addressable market.

To grow our business, we must develop features, products and services that reflect the changing nature of business management software, are designed with appropriate security and expand beyond our core scheduling and point-of-sale functionality to other areas of managing relationships with our customers and consumers.  For example, in 2013, we expanded our platform to include MINDBODY Connect (now the MINDBODY app), in 2015 we introduced the MINDBODY Marketing Platform (now MINDBODY Promote), in 2017 we introduced dynamic pricing, and in 2018 we introduced the FitMetrix, Frederick and Booker products, which we acquired.  The success of these and any other enhancements to our platform depends on several factors, including timely completion, appropriate security, adequate quality testing and sufficient customer or consumer demand.  Any new feature, product or service that we acquire or develop may not be introduced in a timely or cost-effective manner, may contain defects, may lack appropriate security, and/or may not achieve the market acceptance necessary to generate sufficient revenue.  For example, we recently acquired Booker Software, Inc. (“Booker”) to expand the capabilities of our platform to engage with more consumers in our marketplace and expand our leadership in wellness and beauty. If we are unable to successfully introduce new, secure, and innovative features, products or services, meet the demands and expectations of our customers and consumers for features, products and services that meet their needs and are easy to use and deploy, or enhance our existing platform to meet customer requirements, our ability to achieve widespread market acceptance of our platform will be undermined, and our business, results of operations, financial condition and growth prospects will be adversely affected.
In addition, because our platform is available over the Internet, we need to continuously modify and enhance our platform to keep pace with changes in Internet-related hardware, software, communications and database technologies and standards, including security standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our platform may become less marketable, less competitive, or obsolete, and our operating results will be harmed.  If new technologies emerge that are able to deliver competitive products and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete.  Our platform must also integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and services to adapt to changes and innovation in these technologies.  Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform.  If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable, less competitive or obsolete, and our operating results may be adversely affected.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we may not be able to predict the impact such future laws, regulations and standards may have on our business.  For example, in April 2016, the EU Parliament formally adopted the General Data Protection Regulation (“GDPR”), which supersedes existing EU data protection legislation, imposes more stringent EU data protection requirements, and provides for greater penalties for noncompliance. The GDPR went into effect on May 25, 2018. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

    Complying with the GDPR has caused us to incur operational costs and divert attention from other operational priorities. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area or protect a person’s privacy, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.
The implementation of GDPR has led other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 27, 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions in the GDPR. Because of this, we may need to engage in additional compliance efforts, including data mapping to identify the personal information we are collecting and the purposes for which such information is collected and enhanced consumer controls with respect to their data. All of this will need to be done before the effective date of the CCPA on January 2, 2020.
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
Domestic laws in this area are also complex and developing rapidly. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to enforce regulations related to the online collection, use and dissemination of personally identifiable information and other data.  Some of these requirements include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers.  For example, our solutions must conform, in certain circumstances, to requirements set forth in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs the privacy and security of protected health information.  Through the provision of online scheduling services to certain of our customers, we may collect, access, use, maintain and transmit protected health information in ways that may be subject to certain of these laws and regulations.
Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, Delaware amended its data breach notification law in order to expand what constitutes “personal information” to require breach notification to the Delaware Attorney General, and to require the provision of credit monitoring in certain circumstances.
Additionally, because we process a significant portion of our payments through debit or credit cards and enable our customers to engage in payments through our service, we are contractually required to maintain Payment Card Industry Data Security Standard, (“PCI DSS”), compliance as part of our information security program.   We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data.  If we cannot comply with or if we incur a violation of any of these regulations or requirements, we could incur significant liability through fines and penalties imposed by credit card associations or other organizations or breach of contracts with our payment processors, either of which could have an adverse effect on our reputation, business, financial condition and operating results.
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
Our continued growth depends in part on the ability of our existing and potential customers and consumers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for our platform’s continued performance.  In addition, we depend on external data centers to host our applications. While we control and have access to our servers located in our external data centers, we do not control the operation of these facilities. We are also dependent on a number of third-party cloud-based service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are dependent on the security systems of these providers. We have experienced, and may in the future experience, disruptions, outages and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks or other security-related incidents. For example, we are in the process of upgrading and improving our systems to enable new products and services and accommodate future growth.  Recently, following the installation of a new release, we experienced a series of events that resulted in an interruption in our service for several hours.  From time to time we have also been the subject of denial-of-service attacks that have rendered our core software inaccessible for several hours. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases due to, among other things, a growing number of customers and consumers originating from and demanding service in a greater number of countries.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, customer or consumer data may be permanently lost.  Moreover, our agreements with customers typically provide for limited service level commitments. Our customers may be eligible for credits if we are unable to meet these service level commitments.  If we experience significant periods of service downtime in the future, we may be subject to claims by our customers against these service level commitments.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
Our payments platform is a core element of our business.  For the years ended December 31, 2017, 2016 and 2015, our payments platform generated 39%, 39% and 37% of our total revenue, respectively.  For the six months ended June 30, 2018 and 2017, our payments platform generated 37% and 40% of our total revenue, respectively.
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
We may suffer an attack on our payments platform that results in a breach of consumer cardholder data.  We maintain payment records of our customers and consumers on our payments platform, and we are a potential target for hackers and other parties attempting to steal card data via cyber-attacks or other means.  As we increase our consumer base and our brand becomes more widely known and recognized, we may become more of a target for these malicious third parties.  If we experience any actual or perceived data breach as a result of third-party actions, employee negligence or error, or malfeasance, whether or not resulting in the unauthorized acquisition of or access to cardholder data, we could incur significant liability, our business may suffer and our brand and reputation may be damaged.  We could be required to pay extensive fines and costs related to any such data breach, including costs incurred to replace cards and cardholder information and provide security monitoring services, and we could lose future sales and customers, any of which could harm our business and operating results.  Such fines and costs could become due soon after such breach and exceed the amount of cash available to us, thereby impacting our ability to operate our business.  In addition, a data breach or failure to comply with rules or regulations of payment systems could also result in the termination of our status as a registered Independent Sales Organization/Merchant Service Provider, thereby dramatically impairing our ability to continue doing business in the payments industry.
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
The market for business management software for the fitness, beauty and wellness services industries is fragmented and rapidly evolving, with relatively low barriers to entry.  We face competition from in-house developed software systems, other software companies, and traditional paper-based methods.  Our competitors vary in size and in the breadth and scope of the products and services they offer.  In addition, there are a number of companies that are not currently direct competitors but that could in the future shift their focus to the fitness, beauty and wellness services industries and offer competing products and services.  Some of these companies, such as Intuit and Square, have or may in the future acquire greater financial and other resources than we do and could bundle competing products and services with their other offerings or offer such products and services at lower prices as part of a larger sale.  There is also a risk that certain of our current business partners could terminate their relationships with us and use the insights they have gained from partnering with us to introduce their own competing products.  Many of our current and potential competitors have greater name recognition, established marketing relationships, access to larger customer bases and pre-existing relationships with customers, consultants, system integrators and resellers.  Additionally, some potential customers in the fitness, beauty and wellness services industries, particularly large organizations, have elected, and may in the future elect, to develop their own business management software.  Certain of our competitors have partnered with, or have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors to offer services, leveraging their collective competitive positions, which makes, or would make, it more difficult to compete with them. Moreover, we may also face competition from wellness booking services for consumers, or other consumer app or website companies, particularly as we grow our consumer brand and awareness.
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
Increasing our customer base and number of active consumers, upgrading and expanding services to our existing customers, and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing organization to generate a sufficient pipeline of qualified sales leads and on our direct sales force to close new customers.  From December 31, 2017 to June 30, 2018, our sales and marketing organizations increased from 471 to 518 employees.  We plan to expand our direct sales and account development specialist workforce, both domestically and internationally.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase, our existing customers will upgrade or expand their usage of our platform as we invest in our sales force, or how long it will take for sales personnel to become productive.  If our marketing organization does not generate a sufficient pipeline of qualified sales leads and our direct sales force is unable to close customers, our business and future growth prospects could be harmed.
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
We believe that maintaining and enhancing our reputation as a differentiated and category-defining business management software company serving the fitness, beauty and wellness services industries and consumers through a two-sided marketplace is critical to our relationship with our existing customers and to our ability to attract new customers.  The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality software, and our ability to successfully differentiate our platform from competitive products and services.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers.  The revenue growth and potential profitability of our business depend on demand for business management software generally and for business management software serving the fitness, beauty and wellness services industries in particular.  Historically, during economic downturns, there have been reductions in spending on information technology as well as pressure for extended billing terms and other financial concessions.  The adverse impact of economic downturns may be particularly acute among small and medium-sized businesses, which comprise the vast majority of our customer base.  If economic conditions deteriorate, our current and prospective customers may elect to decrease their information technology budgets, which would limit our ability to grow our business and adversely affect our operating results.
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
The numbers for certain of our key, user and other metrics, including, among others, active consumers, registered users of our applications and number of wellness practitioners employed by our customers, are calculated using internal company data based on the activity of customer and consumer accounts. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage of our platform, usage of specific features of our platform, and user information across large online and mobile populations around the world. For example, we estimate that approximately 57 million active consumers used our platform during the two years ended June 30, 2018. In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different customers.  However, in certain cases, a single consumer may have transacted with multiple customers under slightly different names, in which case we may have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.   We are continuing to invest in our systems and controls to improve the precision and reliability of our metrics. If third parties, including investors and analysts, do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, we may be subject to liability and our reputation may be harmed, which could negatively affect our business and financial results.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
In the six months ended June 30, 2018 and 2017, we derived 19% and 19%, respectively, of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new customers to subscribe to our platform or to convince existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer.  To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
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

•
compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act, and the U.K. Bribery Act 2010), import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our platform in certain foreign markets, and the risks and costs of non-compliance;

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
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others.  We believe this variability is largely due to our focus on the fitness, beauty and wellness services industries, as many of our customers experience an increase in demand for their services in the first quarter of each year due to their clients becoming more motivated to pursue health and fitness goals in the new year.  Our rapid growth rate over the last couple years may have made seasonal fluctuations more difficult to detect.  In addition, as we attempt to expand the number of our customers and consumers, we may see changes to this pattern of seasonality. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
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
Our success and ability to compete depend in part upon our intellectual property.  While we currently have four issued patents and eighteen pending patent applications, our existing patents (acquired via our Booker acquisition) and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. In addition, there is no guarantee that our patent applications will result in issued patents.  We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.
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

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our operating results.
Under U.S. generally accepted accounting principles (“GAAP”), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2018, we had recorded a total of $111.5 million of goodwill which is not being amortized and we have recorded $72.6 million in net intangible assets related to our acquisitions and internally developed software which is being amortized over 2 to 10 years. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
We have funded our operations since inception primarily through equity financings, convertible senior notes, loan facilities, financing agreements for software and license maintenance and subscription payments by our customers for use of our platform.  For instance, in June 2018, we offered and issued $310,500,000 aggregate principal amount of 0.375% Convertible Senior Notes due 2023 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $40,500,000 principal amount of the Notes. In May 2017, we also completed a follow-on public offering in which we issued and sold 5,060,000 shares of our Class A common stock at a public offering price of $27.95 per share before underwriting discounts. In the future, we intend to continue to make investments to support our business growth, and we may require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances.  We may not be able to timely secure additional debt or equity financing on favorable terms, or at all.  Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Depending on the treatment of the currently outstanding Notes or in the event that we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock.  If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
As of December 31, 2017, we had federal and state net operating loss carryforwards (“NOLs”), of $118.0 million and $103.0 million, respectively, due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire. Our federal NOLs begin to expire in the year ending December 31, 2025, and our state NOLs started to expire in 2016 for the earliest net operating loss layers. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  Similar rules may apply under state tax laws. During the year ended December 31, 2015, we completed an analysis under Section 382 of the Code through December 31, 2014, and determined that we experienced multiple ownership changes during this period which will limit future utilization of NOL carryforwards. U.S. federal NOLs of approximately $430,000 are expected to expire due to limitations under Section 382 and, as such, have not been reflected in the NOL carryforward above. Future changes in our stock ownership, some of which are outside of our control, could result in additional ownership changes under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations.  There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.
As of June 30, 2018, we had $310.5 million (undiscounted) principal amount of indebtedness under our Notes. Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Risks Related to Our Notes
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Subject to certain conditions, holders of the Notes may require us to repurchase for cash all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change (as defined in the indenture for the Notes) occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.
In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the Notes, and any future borrowings under our senior secured credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Notes when due.
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due. Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Notes.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our Class A common stock.
In connection with the Notes, we entered into capped call transactions with certain financial institutions (“the option counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the option counterparties and/or their respective affiliates purchased shares of our Class A common stock and/or entered into various derivative transactions with respect to our Class A common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our Class A common stock or the Notes at that time.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions (and are likely to do so during any observation period related to a conversion of notes or following any repurchase of notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the price of our Class A common stock or the Notes.
The potential effect, if any, of these transactions and activities on the price of our Class A common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock.

Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our Class A common stock.
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our Class A common stock upon conversion of any of the Notes. The Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our Class A common stock.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (“ASC 470-20“). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Condensed Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of June 30, 2018, including, among others, our executive officers, employees and directors and their respective affiliates, collectively held approximately 45.4% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to have significant influence over our management and affairs and over all matters requiring stockholder approval.  These holders of our Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  The effect of this dual class structure may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Prior to our initial public offering, there had been no public market for shares of our Class A common stock.  The market price of our Class A common stock since our initial public offering has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance.  Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology securities;

•	changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;

•	announced or completed equity or debt transactions involving our securities;

•	sales of shares of our Class A common stock by us or our stockholders;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	cybersecurity attacks or incidents;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	political, economic and regulatory developments in the United States or other geographies;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2018, we had 44.0 million shares of Class A common stock and 3.7 million shares of Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by our affiliates as defined in Rule 144 under the Securities Act and subject in some cases to our insider trading policy.
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

As a public company, we incur significant legal, financial, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NASDAQ Stock Market, and other applicable securities rules and regulations and corporate governance requirements.  Continuing to comply with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources.  In addition, our management and personnel must divert attention from operational and other business concerns to devote time to these requirements, which could harm our business and results of operations.  Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which would increase our costs and expenses.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among MINDBODY, Inc., Harley Merger Sub, Inc., Booker Software, Inc. and Shareholder Representative Services LLC	8-K	001-37453	2.1	March 12, 2018
4.1	Indenture, dated as of June 12, 2018, by and between MINDBODY, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-37453	4.1	June 12, 2018
4.2	Form of Global Note, representing MINDBODY, Inc.’s 0.375% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-37453	4.2	June 12, 2018
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37453	10.1	June 12, 2018
10.2+	Booker Software, Inc. 2015 Stock Plan and related form agreements.	S-8	333-224257	99.1	April 12, 2018
10.3+	Third Amended and Restated Booker Software, Inc. 2011 Equity Incentive Plan, as amended, and related form agreements.	S-8	333-224257	99.2	April 12, 2018
10.4*+	Separation Agreement and General Release between the Registrant and Kunal Mittal, dated as of June 1, 2018.
10.5*+	MINDBODY, Inc. 2015 Equity Incentive Plan and related form agreements.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________________________
+    Indicates management contract or compensatory plan.

*	Filed herewith.

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

MINDBODY, INC.

Date: August 8, 2018	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Brett White
Brett White
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)