Form 10-Q
period 2018-09-30
MINDBODY, Inc.
filed 2018-11-08
CIK 1458962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of November 5, 2018, the registrant had 45,401,442 shares of Class A common stock, and 2,517,684 shares of Class B common stock outstanding.

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

•
our ability to successfully identify, acquire and integrate companies (including FitMetrix, Inc. (“FitMetrix”), and Booker Software, Inc. (“Booker”)) and assets in a manner that generates positive returns;

•	our expectations relating to our acquisitions of FitMetrix and Booker;

•
the sufficiency of our cash and cash equivalents on hand, short-term investments, cash generated from operations or equity and/or debt financing activities to meet requirements for working capital and capital expenditures;

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investors.mindbodyonline.com/investor-overview), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. Therefore, we encourage investors, the media, and others interested in our company to review the information we provide on the channels listed above.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MINDBODY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$154,074	$232,019
Short-term investments	171,016	—
Accounts receivable	12,639	10,753
Deferred commissions, current portion	2,645	—
Prepaid expenses and other current assets	8,948	5,776
Total current assets	349,322	248,548
Property and equipment, net	33,001	32,871
Deferred commissions, non-current portion	6,926	—
Intangible assets, net	69,272	7,377
Goodwill	111,468	11,583
Other non-current assets	1,303	934
TOTAL ASSETS	$571,292	$301,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,327	$7,448
Accrued expenses and other liabilities	16,595	13,099
Deferred revenue, current portion	7,962	6,318
Other current liabilities	1,093	1,828
Total current liabilities	36,977	28,693
Convertible senior notes, net	234,946	—
Deferred revenue, non-current portion	1,339	3,201
Deferred rent, non-current portion	2,239	1,966
Financing obligation on leases, non-current portion	14,479	14,932
Other non-current liabilities	450	585
Total liabilities	290,430	49,377
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value of $0.000004 per share; 1,000,000,000 shares authorized, 45,361,076 shares issued and outstanding as of September 30, 2018; 1,000,000,000 shares authorized, 43,041,405 shares issued and outstanding as of December 31, 2017	1	1
Class B common stock, par value of $0.000004 per share; 100,000,000 shares authorized, 2,551,823 shares issued and outstanding as of September 30, 2018; 100,000,000 shares authorized, 3,901,966 shares issued and outstanding as of December 31, 2017	—	—
Additional paid-in capital	515,334	454,196
Accumulated other comprehensive loss	(343)	(108)
Accumulated deficit	(234,130)	(202,153)
Total stockholders’ equity	280,862	251,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$571,292	$301,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$63,782	$46,612	$179,216	$132,933
Cost of revenue	20,189	13,123	55,027	37,880
Gross profit	43,593	33,489	124,189	95,053
Operating expenses:
Sales and marketing	25,959	18,514	68,845	52,210
Research and development	18,960	8,976	48,295	26,426
General and administrative	13,175	9,763	41,913	27,807
Total operating expenses	58,094	37,253	159,053	106,443
Loss from operations	(14,501)	(3,764)	(34,864)	(11,390)
Interest income	1,482	485	2,581	808
Interest expense	(4,040)	(313)	(5,374)	(933)
Other income (expense), net	(9)	45	27	(56)
Loss before provision for income taxes	(17,068)	(3,547)	(37,630)	(11,571)
Income tax provision (benefit)	169	83	(1,811)	343
Net loss	(17,237)	(3,630)	(35,819)	(11,914)
Net loss per share, basic and diluted	$(0.36)	$(0.08)	$(0.75)	$(0.27)
Weighted-average shares used to compute net loss per share, basic and diluted	47,808	46,460	47,491	43,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(17,237)	$(3,630)	$(35,819)	$(11,914)
Other comprehensive gain, net of taxes:
Net change in cumulative translation adjustment	(14)	22	(136)	165
Unrealized loss on available-for-sale securities	(99)	—	(99)	—
Comprehensive loss	$(17,350)	$(3,608)	$(36,054)	$(11,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MINDBODY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,819)	$(11,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	19,840	9,925
Depreciation and amortization	13,544	6,736
Amortization of contract acquisition costs	1,009	—
Amortization of debt discount and transaction costs	4,125	—
Partial release of valuation allowance	(2,133)	—
Accretion of discounts on investments	(199)	—
Other	(5)	17
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	306	(839)
Deferred commissions	(9,657)	—
Prepaid expenses and other assets	(2,406)	(1,897)
Accounts payable	(1,077)	1,661
Accrued expenses and other liabilities	3,224	265
Deferred revenue	1,375	1,152
Deferred rent	362	418
Net cash provided by (used in) operating activities	(7,511)	5,524
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(171,102)	—
Purchase of property and equipment	(5,927)	(4,781)
Additions to internally developed software	(1,366)	(1,011)
Acquisition of business, net of cash acquired	(151,765)	(1,450)
Net cash used in investing activities	(330,160)	(7,242)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of initial purchasers’ discounts and transaction costs	301,848	—
Purchase of capped calls related to issuance of convertible senior notes	(36,422)	—
Net proceeds from follow-on public offering	—	134,277
Proceeds from exercise of equity awards	6,182	5,619
Proceeds from employee stock purchase plan	4,261	3,238
Payment related to shares withheld for taxes	(4,391)	(1,563)
Repayment of Booker long-term debt	(10,008)	—
Repayment on financing and capital lease obligations	(384)	(321)
Payment of financing obligations related to Lymber and HealCode acquisitions	(1,250)	(250)
Other	—	(33)
Net cash provided by financing activities	259,836	140,967
Effect of exchange rate changes on cash and cash equivalents	(110)	199
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,945)	139,448
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	232,019	85,864
CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,074	$225,312
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$180	$212
Cash paid for interest	899	934
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Earnout in business combination deemed part of total purchase consideration	$—	$5,142
Unpaid equipment purchases	1,545	1,664
Acquisition consideration held back to satisfy potential indemnification claims	—	500
Unpaid follow-on public offering costs	—	11
Debt issuance costs included in accounts payable and accrued expenses and other current liabilities	120	—
Fair value of stock awards assumed in connection with Booker acquisition	498	—
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2018. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.
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
Concentration of Credit Risk
As of September 30, 2018 and December 31, 2017, one trade receivable represented 9% and 17% of the accounts receivable balance, respectively. No single customer, API partner, or technology partner represented over 10% of revenue for any of the periods presented in the condensed consolidated statements of operations.

Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as compared to those described in the Company’s Annual Report, other than the adoption of the new guidance on revenue from contracts with customers described below under the heading Recently Adopted Accounting Pronouncements and Note 2 – “Revenue Recognition,” new policies related to the Company’s recent issuance of convertible senior notes and capped calls, and new policies related to the Company’s purchases of short-term investments.
Convertible Senior Notes and Capped Call Transactions
The Company accounts for the issued Notes as separate liability and equity components. The Company determined the carrying amount of the liability component based on the fair value of a similar debt instrument excluding the embedded conversion option. The carrying amount of the equity component representing the conversion option was calculated by deducting the carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component of the Notes is included in stockholders’ equity and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component are being amortized to interest expense using the effective interest method over the respective term of the Notes, and transaction costs attributable to the equity components were netted with the equity component of the Notes in stockholders’ equity. In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The Company accounts for the cost of the capped calls as a reduction to additional paid-in capital.
Short-term Investments
The Company classifies its investments in marketable securities as available-for-sale and presents them within current assets since these investments are available to fund current operations. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Investments with an original maturity of greater than three months and equal to or less than one year are classified as short-term investments. The Company does not currently hold any investments with maturities greater than one year.
The Company carries its available-for-sale investments at fair value. Fair value is calculated based on publicly available market information or other estimates determined by management. Unrealized gains and losses are reported as a component of other comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reflected in its Consolidated Statements of Operations.
There were no realized gains or losses on available-for-sale investments for the three and nine months ended September 30, 2018. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indicators of possible impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For its debt instruments, the Company evaluates whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.
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

The cumulative effect of changes related to the adoption of Topic 606 are reflected in the opening balance of accumulated deficit is shown below:

	As Reported	Revenue Standard Adjustments			As Adjusted
	December 31, 2017	Payments Contract	Product and Other	Cost to obtain a Contract	January 1, 2018
ASSETS
Prepaid expenses and other current assets	$5,612	$—	$38	$—	$5,650
Other non-current assets	934	—	33	—	967
Deferred commissions, current portion	—	—	—	224	224
Deferred commissions, non-current portion	—	—	—	677	677

LIABILITIES
Deferred revenue, current portion	$6,318	$(958)	$—	$—	$5,360
Deferred revenue, non-current portion	3,201	(1,912)	—	—	1,289

STOCKHOLDERS' EQUITY
Accumulated deficit	$(202,153)	$2,869	$72	$900	$(198,312)

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

In January 2017, the FASB issued authoritative guidance related to Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the guidance effective on January 1, 2018. The authoritative guidance will be applied prospectively and used when the annual impairment test is performed in the current year. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued authoritative guidance on customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The new guidance is effective for the Company beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of the new standard on its consolidated financial statements.

In August 2018, the FASB issued authoritative guidance on fair value measurement. The guidance eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance adds new disclosure requirements for Level 3 measurements. The new guidance is effective for the Company beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of the new standard on its consolidated financial statements.

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

In March 2018, the FASB issued authoritative guidance intended to state the income tax accounting implications of the Tax Cuts and Jobs Act (the “New Tax Act”), which clarifies the measurement period time frame, changes in subsequent reporting periods and reporting requirements as a result of the New Tax Act. The guidance allows disclosure that some or all of the income tax effects from the New Tax Act are incomplete by the due date of the financial statements and requests entities provide a reasonable estimate if possible. The Company has accounted for the tax effects of the New Tax Act under the guidance on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of September 30, 2018 and December 31, 2017.

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

In February 2016, the FASB issued authoritative guidance intended to improve financial reporting about leasing transactions. The new guidance requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The Company expects to adopt this guidance effective January 1, 2019. In addition, the FASB issued ASU 2018-11, Leases Targeted Improvements, which provides an additional transition method that allows entities to apply the new leases standard at adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected this new transition method when it adopts this guidance on January 1, 2019. The Company is evaluating the impact of the new standard on its consolidated financial statements and anticipates recording certain operating leases on the balance sheet upon adoption.

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

•
Subscription and Services. Subscription and services revenue is generated primarily from sales of subscriptions to the Company’s cloud-based business management software for the fitness, beauty and wellness services industries. The majority of subscription fees are prepaid by customers on a monthly basis. The Company has concluded that each promised service is delivered concurrently with all other promised services over the contract term and, as such, has concluded that these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer. The use of the cloud-based bundle and premium services is a stand-ready obligation to provide access to the Company’s cloud-based offering and related services over the contract term. Customers simultaneously receive and consume the benefit from the Company’s stand-ready obligation to perform these services. For subscription and service contracts, the period of time over which the Company is performing is commensurate with the contract term because that is the period during which the Company has an obligation to provide the service. The performance obligation is recognized on a time elapsed basis, by month for which the services are provided, as the Company transfers control evenly over the contractual period.

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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by primary geographical market (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Primary geographical markets
United States	$52,017	$37,284	$145,675	$107,295
Other	11,765	9,328	33,541	25,638
Total revenue	$63,782	$46,612	$179,216	$132,933

The following table provides information about disaggregated revenue by major product line (in thousands);

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Primary product lines
Subscription and services	$40,792	$28,283	$112,075	$79,228
Payments	22,037	17,786	64,532	52,155
Product and other	953	543	2,609	1,550
Total revenue	$63,782	$46,612	$179,216	$132,933

Subscription and service revenue and payments revenue is transferred over time and products and other revenue is transferred at a point in time.

Contract Balances
The following table provides information about contract assets and deferred revenue from contracts with customers (in thousands):

	Contract Assets		Deferred Revenue
	Prepaid expenses and other current assets	Other non-current assets	Current	Non-Current
January 1, 2018	$38	$33	$5,360	$1,289
September 30, 2018	142	64	7,962	1,339

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets includes amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received or invoiced in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The Company had no asset impairment charges related to contract assets in the period. Deferred revenue at September 30, 2018 includes current and non-current deferred revenue related to the acquisition of Booker of $1,043,000 and $107,000, respectively.

Movement between contract assets and receivables was not significant during the three and nine months ended September 30, 2018.

Deferred Commissions Costs (Contract Acquisition Costs)
Contract acquisition costs, which primarily consists of sales commissions paid, are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company determined the period of benefit by taking into consideration its customer life and its technology useful life. Amortization expense is included in sales and marketing expenses on the condensed consolidated statements of operations.

Contract acquisition costs that were capitalized and deferred for the three and nine months ended September 30, 2018 were $3,793,000 and $9,750,000, respectively. Amortization expenses for contract acquisition costs for the three and nine months ended September 30, 2018 were $545,000 and $1,009,000, respectively. There was no impairment loss in relation to costs capitalized.

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

	2018 (Remaining three months)	2019	2020	Thereafter
Payments revenue	$516	$2,062	$2,062	$1,547

The transaction price for all unsatisfied performance obligations related to subscription and service revenue is not shown in the table above as it is included in deferred revenue - current on the condensed consolidated balance sheet. Revenue recognized during the three and nine months ended September 30, 2018 from performance obligations satisfied or partially satisfied in previous periods was not significant.

Comparative GAAP Financials
The adoption of the new standard has the following impact to the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues
Subscription and services	$40,792	$40,792	$—
Payments	22,037	22,120	(83)
Product and Other	953	953	—

Operating Expenses and Net Loss
Sales and marketing	25,959	29,206	(3,247)
Net loss	(17,237)	(20,447)	3,210

	Nine Months Ended September 30,
	2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues
Subscription and services	$112,075	$112,075	$—
Payments	64,532	64,673	(141)
Product and Other	2,609	2,609	—

Operating Expenses and Net Loss
Sales and marketing	68,845	77,581	(8,736)
Net loss	(35,819)	(44,548)	8,729

The adoption of Topic 606 has the following impact to the Company’s Condensed Consolidated Balance Sheet (in thousands):

	September 30,
	2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
ASSETS
Prepaid expenses and other current assets	$8,948	$8,806	$142
Other non-current assets	1,303	1,239	64
Deferred commissions, current portion	2,645	—	2,645
Deferred commissions, non-current portion	6,926	—	6,926

LIABILITIES
Deferred revenue, current portion	$7,962	$8,871	$(909)
Deferred revenue, non-current portion	1,339	3,158	(1,819)

STOCKHOLDERS' EQUITY
Accumulated deficit	$(234,130)	$(246,635)	$(12,505)

3. FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis, whereby the inputs used in our valuation techniques are assigned a hierarchical level. The following are the three levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
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

•
Level 3: Unobservable inputs that reflect our own assumptions incorporated in valuation techniques used to measure fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and consider an inactive market to be one in which there are infrequent or few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, the Company’s own or the counterparty’s non-performance risk is considered in measuring the fair values of assets.

Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$138,927	$—	$—	$138,927
U.S. Government bonds	74,255	—	(74)	74,181
Commercial paper	58,705	—	—	58,705
Corporate bonds	23,301	—	(22)	23,279
Treasury bills	14,854	—	(3)	14,851
Total	$310,042	$—	$(99)	$309,943

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2018.

The following table presents the fair value of the Company’s financial instruments by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale investments included in cash equivalents:
Money market funds	$138,927	$—	$—	$138,927

Available-for-sale investments included in short-term investments:
U.S. Government bonds	$—	$74,181	$—	$74,181
Commercial paper	—	58,705	—	58,705
Corporate bonds	—	23,279	—	23,279
Treasury bills	14,851	—	—	14,851
Total	$14,851	$156,165	$—	$171,016

Equity:
Acquisition-related contingent consideration(1)	$—	$—	$5,143	$5,143

All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Available-for-sale investments included in cash equivalents:
Money market funds	$224,165	$—	$—	$224,165

Equity:
Acquisition-related contingent consideration(1)	$—	$—	$5,143	$5,143

(1)
The contingent consideration related to the acquisition of Lymber Wellness, Inc. (“Lymber”) (see Note 5 - “Business Combinations”) is recorded as equity and is not subject to remeasurement. Fair value was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company determined the fair value of the contingent consideration by discounting payments that are calculated based on Lymber’s projected future gross profit scenarios using the Monte Carlo simulation. The significant inputs used in the fair value measurement of contingent consideration are the timing and amount of gross profit in the respective periods (see Note 5 – “Business Combinations”) and the discount rate.

 Convertible Senior Notes

The Company carries the Notes at face value less unamortized debt discount and issuance costs on its consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the Notes as of September 30, 2018 was determined to be $319,256,000. The Company classifies the Notes as Level 2 financial instruments and calculates the fair value based on the quoted bid price of comparable instruments in an over-the-counter market on the last trading day of the reporting period. For further information on the Notes see Note 7 – “Debt”.

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis.

4. BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid expenses	$7,789	$5,342
Other current assets(1)	1,159	434
Prepaid expenses and other current assets	$8,948	$5,776
(1) Other receivables, which used to be presented with accounts receivable, is now presented with other current assets. Certain immaterial reclassifications have been made to the prior year amounts to conform with current year presentation.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Computer equipment	$24,122	$20,671
Leasehold improvements	12,761	11,386
Office equipment	3,714	2,702
Software licenses	6,336	5,378
Building, leased	16,438	16,438
Property and equipment, gross	63,371	56,575
Less: accumulated depreciation and amortization	(30,370)	(23,704)
Property and equipment, net	$33,001	$32,871
Depreciation of property and equipment was $2,196,000 and $1,921,000 for the three months ended September 30, 2018 and 2017, respectively. Depreciation of property and equipment was $6,355,000 and $5,725,000 for the nine months ended September 30, 2018 and 2017, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll	$10,303	$7,591
Accrued vacation	3,497	2,400
Employee stock purchase plan contributions	824	1,548
Other liabilities	1,971	1,560
Total accrued expenses and other liabilities	$16,595	$13,099

5. BUSINESS COMBINATION
Booker
On April 2, 2018, the Company completed the acquisition of Booker, a privately-held company. Booker is a leading cloud-based business management platform for salons and spas, and is the provider of Frederick, an automated marketing software for wellness businesses. The acquisition of Booker added additional high-value salons and spas to the Company’s marketplace, combining MINDBODY’s leadership in boutique fitness studios and its vast consumer network with Booker's leadership in high value salons and spas. The Company expects that the combination of the two businesses will deliver more value to its customers by connecting them to larger consumer audiences, helping them grow their businesses.

The acquisition of Booker was accounted for in accordance with the acquisition method of accounting for business combinations with MINDBODY as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

The total purchase consideration of $140,429,000 consisted of $139,931,000 in cash, subject to net-working capital adjustments, and approximately 73,900 common stock awards assumed with an estimated fair value of $498,000. In addition, the Company simultaneously assumed and subsequently paid off approximately $10,008,000 of long-term debt and $3,047,000 of assumed fees associated with the transaction. The purchase price was allocated as follows: $58,260,000 to identifiable intangible assets acquired and $9,051,000 in net liabilities acquired, with the excess $91,220,000 of the purchase price over the fair value of net assets acquired recorded as goodwill. Goodwill is primarily attributable to expanded market opportunities from selling and integrating Booker and Frederick’s technology solution with the Company’s other offerings and the associated assembled workforce acquired. Goodwill is not expected to be deductible for U.S. federal income tax purposes.

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

The results of operations of Booker are included in the Company's consolidated statements of operations, commencing on the acquisition date, April 2, 2018. In the three and nine months ended September 30, 2018, the Company’s condensed consolidated statement of operations includes revenues of $7,004,000 and $13,860,000, respectively, and net loss of $4,330,000 and $8,780,000, respectively, associated with the operations of Booker.

Acquisition-related expenses, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred. Acquisition-related expenses of $579,000 and $4,867,000 for the three and nine months ended September 30, 2018, respectively, are included in general and administrative expense in our condensed consolidated statement of operations.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on January 1, 2017 and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and incremental contract acquisitions costs (commissions) to conform with the Company’s presentation of Topic 606. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2017, or of future results of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue (1)	$63,782	$53,242	$185,884	$154,404
Net loss attributable to common shareholders	(17,237)	(7,110)	(40,963)	(21,529)
Net loss per share attributable to common shareholders - basic and diluted.	$(0.36)	$(0.15)	$(0.86)	$(0.50)

(1) The following table shows adjusted unaudited pro forma information excluding the revenue from one terminated non-recurring transition services arrangement that was not related to its core product offering on an ongoing basis. The Company believes that this adjustment provides a useful basis for understanding the performance of its business as the terminated contract is not indicative of its ongoing business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$63,782	$53,242	$185,884	$154,404
Less: revenue from Booker terminated contract	—	—	—	2,875
Revenue excluding Booker terminated contract	$63,782	$53,242	$185,884	$151,529

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

The fair value of the acquired intangible assets are amortized on a straight-line basis over the remaining useful life, which approximates the expected use of these assets. The estimated useful lives and fair values of the identifiable intangible assets are as follows (in thousands):

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
Lymber
In March 2017, the Company completed the acquisition of substantially all of the assets of Lymber, a privately-held API partner that specializes in yield management solutions for class and appointment-based businesses. Lymber’s technology enables business owners to set dynamic pricing parameters for class and appointment sessions.  The technology identifies open class and appointment inventory, and automatically adjusts session prices in real-time to match supply and demand.

The total purchase consideration for these assets was $7,342,000, which included cash consideration of $2,200,000, and contingent consideration with a fair value of approximately $5,142,000, of which $1,304,000 and $3,838,000 are expected to be earned in 2018 and 2019, respectively, payable in Class A common stock. This consideration is contingent upon Lymber’s product achieving certain levels of gross profit, measured annually, in 2018 and 2019, respectively, and the fair value of the equity classified contingent consideration was measured using a Monte Carlo simulation with various unobservable market data inputs, which are Level 3 measurements. The Company held back $500,000 of the cash consideration to satisfy potential indemnification claims, which amount was included in other current liabilities. This hold-back amount was paid to Lymber in April 2018.

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company’s goodwill balance is solely attributable to acquisitions. There have been no impairment charges recorded against goodwill.
The Company’s intangible assets consisted of the following (in thousands except years):

	September 30, 2018
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3 to 5	$15,209	$(3,927)	$11,282
Acquired trade names	7 to 10	5,520	(370)	5,150
Acquired customer relationships	2 to 8	54,620	(4,772)	49,848
Internally developed software	2 to 3	4,988	(2,297)	2,691
Covenants not-to-compete	2	400	(99)	301
Total intangible assets		$80,737	$(11,465)	$69,272

	December 31, 2017
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3 to 5	$7,529	$(2,104)	$5,425
Acquired customer relationships	2	420	(420)	—
Internally developed software	2 to 3	3,703	(1,751)	1,952
Total intangible assets		$11,652	$(4,275)	$7,377

The Company capitalized software development costs of $67,000 and $774,000 for the three months ended September 30, 2018 and 2017, respectively. The Company capitalized software development costs of $1,285,000 and $1,011,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Company has internally developed software in process, for development projects that qualify for capitalization, of $67,000 and $1,559,000 as of September 30, 2018 and December 31, 2017, respectively.

Amortization of intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of acquired intangible assets	$3,128	$410	$6,644	$991
Amortization of internally developed software	265	6	545	20
Total amortization of intangible assets	$3,393	$416	$7,189	$1,011
The expected future annual amortization expense of intangible assets as of September 30, 2018 is presented below (in thousands):

Year Ending December 31,
2018 (Remaining three months)	$3,357
2019	13,322
2020	13,195
2021	10,641
2022	8,900
Thereafter	19,790
Total expected future amortization expense of intangible assets, excluding internally developed software in process.	$69,205

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

On January 12, 2018, the Company amended the loan agreement with Silicon Valley Bank. Silicon Valley Bank extended the maturity date of the revolving line from January 12, 2018 to January 11, 2019 and included an accordion feature for the revolving line, such that the revolving line may, upon the Company’s request and subject to the satisfaction of certain conditions and approval by Silicon Valley Bank, be increased by an additional aggregate amount of up to $20,000,000. Silicon Valley Bank also reduced the interest rate to the greater of the prime rate (5.25% as of September 30, 2018) or 4.5%. The credit facility is secured by substantially all of the Company’s corporate assets. On April 2, 2018, the Company entered into a consent and fourth loan agreement with Silicon Valley Bank, pursuant to which, among other amendments, Silicon Valley Bank consented to the Booker acquisition and the Notes and added Booker as a new borrower under the senior secured credit facility.
Convertible Senior Notes
In June 2018, the Company issued $310,500,000 aggregate principal amount of 0.375% convertible senior notes due 2023 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the Notes were $301,728,000, after deducting the initial purchasers’ discounts and transaction costs.
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

As of September 30, 2018, the condition allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible. The notes are classified as long-term debt.

Transaction costs attributable to the liability component were $6,710,000 and are being amortized to interest expense using the effective interest method over the term of the Notes, and transaction costs attributable to the equity components were $2,062,000 and netted with the equity component of the Notes in stockholders’ equity.
The net carrying value of the liability component of the Notes was as follows (in thousands):

September 30,
2018
Liability component:
Principal	$310,500
Less: unamortized debt discount	69,136
Less: unamortized transaction costs	6,418
Net carrying amount	$234,946

The unamortized issuance costs as of September 30, 2018 will be amortized over a weighted-average remaining period of approximately 4.13 years.

The net carrying amount of the equity component of the Notes was as follows (in thousands):

September 30,
2018
Proceeds allocated to the conversion option (debt discount)	$72,969
Less: transaction cost	2,062
Net carrying amount	$70,907

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$291	$—	$349	$—
Amortization of debt discount	3,198	—	3,833	—
Amortization of transaction costs	245	—	293	—
Total	$3,734	$—	$4,475	$—

The effective interest rate of the liability component for the nine months ended September 30, 2018 was 6.50%.
Based on the closing price of our Class A common stock of $40.65 on September 28, 2018, the if-converted value of the Notes was less than their respective principal amounts.
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

8. COMMITMENTS AND CONTINGENCIES
Operating Lease
The Company has operating lease agreements with lease periods expiring between 2019 and 2030. Rent expense was $2,262,000 and $1,705,000 for the three months ended September 30, 2018 and 2017, respectively. Rent expense was $6,336,000 and $4,575,000 for the nine months ended September 30, 2018 and 2017, respectively.
Financing Obligation
The Company occupies office space in San Luis Obispo, California, constructed under a 15 year build-to-suit lease arrangement for which the Company is considered the “deemed owner” for accounting purposes. The lease has an initial term of 15 years, and the Company has an option to extend the term of the lease for three consecutive terms of five years each. The portion of the lease obligation allocated to the building for accounting purposes is being treated as a financing obligation. The portion of the lease obligation allocated to the land for accounting purposes is being treated as an operating lease. The financing obligation is being settled through the monthly lease payments. In the table below, the remaining future minimum lease payments on the building, leased, include interest of $8,229,000 to be recognized over the remainder of the initial term of the lease agreement. The total financing obligation as of September 30, 2018 is $15,065,951, of which $587,000 is recorded as a current obligation.

Future Minimum Lease Payments
Future minimum lease payments under non-cancellable lease agreements as of September 30, 2018 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Obligation, Building- Leased	Total
2018 (Remaining three months)	$1,575	$423	$1,998
2019	6,051	1,729	7,780
2020	5,840	1,781	7,621
2021	4,573	1,835	6,408
2022	3,269	1,890	5,159
Thereafter	10,134	15,637	25,771
Total minimum lease payments	$31,442	$23,295	$54,737

Purchase Commitments

Future unconditional purchase commitments for software subscriptions and data center and communication services as of September 30, 2018 were as follows (in thousands):

Year Ending December 31,
2018 (Remaining three months)	$742
2019	3,703
2020	2,188
2021	676
Total purchase commitments	$7,309
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
2015 Equity Incentive Plan
The Company’s 2015 Equity Incentive Plan (“2015 Plan”) became effective on June 17, 2015 and serves as the successor to the Company’s 2009 Stock Option Plan (“2009 Plan”).  As of September 30, 2018, there were 6,780,316 shares of Class A common stock available for issuance under the 2015 Plan. The number of shares available for issuance under the 2015 Plan includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 3,915,682 shares, 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2018, the number of shares available for issuance under the 2015 Plan was increased by 2,347,168 shares of Class A common stock. All stock options under the 2015 Plan have a term of no greater than ten years from the date of grant. As of September 30, 2018, options to purchase 1,506,491 shares of Class A common stock and 2,278,153 restricted stock units (“RSUs”), which will be settled in shares of Class A common stock, remained outstanding under the 2015 Plan.

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
2015 Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on June 2, 2015. As of September 30, 2018, there were 1,256,244 shares of Class A common stock available for issuance under the ESPP. The number of shares available for sale under the ESPP includes an annual increase on the first day of each fiscal year beginning in 2016, equal to the least of 783,136 shares, 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors or compensation committee may determine. Accordingly, effective as of January 1, 2018, the number of shares available for issuance under the ESPP was increased by 469,433 shares of Class A common stock.

Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock through payroll deductions. The ESPP provides for 24-month offering periods. Each offering period includes four purchase periods, which are approximately six-month periods commencing with one exercise date and ending with the next exercise date. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Class A common stock on the first trading day of each offering period or the end of each six-month purchase period. New offering periods commence every six months on or about February 22 and August 22 of each year. Employees purchased 245,914 shares of Class A common stock for an aggregate cost of $4,261,000 under the ESPP during the nine months ended September 30, 2018.
2009 Stock Option Plan
The 2009 Plan, which provides for the grant of incentive stock options, non-statutory stock options, and restricted stock to employees, directors, and consultants terminated on June 18, 2015. Accordingly, no shares were available for issuance under the 2009 Plan after that time. The 2009 Plan continues to govern outstanding awards granted thereunder. As of September 30, 2018, options to purchase 1,900,671 shares of Class B common stock remained outstanding under the 2009 Plan.

Booker Equity Incentive Plan

In connection with the acquisition of Booker, the Company assumed each outstanding and unexercised vested option to purchase Booker common stock. All such securities, or approximately 73,900 common stock awards, became issuable for shares of the Company’s Class A common stock. Booker’s Equity Incentive Plan is no longer active.

RSU and RSA Activity
A summary of the activity for the Company’s RSUs and RSAs is presented below (in thousands, except share numbers and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value
Unvested balance – December 31, 2017	1,322,650	$23.14	$40,275
Granted	1,514,316	38.43
Vested	(356,557)	22.90
Forfeited	(202,256)	28.03
Unvested balance – September 30, 2018	2,278,153	$32.91	$92,607

As of September 30, 2018, there was a total of $65,382,000 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Stock Option Activity
A summary of the activity for the Company’s stock option plans during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except shares, per share amounts, and contractual life years):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2017	3,436,048	$13.44		6.8	$58,605
Granted	670,039	35.34	$14.30
Exercised	(483,975)	12.77			13,492
Forfeited or canceled	(149,321)	20.96
Outstanding – September 30, 2018	3,472,791	$17.43		6.7	$80,700
Exercisable – September 30, 2018	2,096,794	$10.69		5.4	$62,816
Vested and expected to vest – September 30, 2018	3,457,102	$17.38		6.6	$80,526

The total fair value of options vested during the three and nine months ended September 30, 2018 was $2,305,000 and $6,066,000, respectively, and during the three and nine months ended September 30, 2017 was $977,000 and $3,670,000, respectively.

As of September 30, 2018, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $14,491,000, which is expected to be recognized over a weighted-average period of 2.6 years.
Other Stock-Based Compensation
The Company recorded stock-based compensation expense during the three and nine months ended September 30, 2018 of $265,000 and $787,000, respectively, and during the three and nine months ended September 30, 2017 of $265,000 and $543,000, respectively, attributed to post-acquisition services that are payable in shares of the Company’s common stock.

Determination of Fair Value
The Company records stock-based compensation based on the fair value of stock options on grant date using the Black-Scholes option-pricing model. The Company determines the fair value of shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Nine Months Ended September 30,
	2018	2017
Expected term (in years)	5.2	5.8
Expected volatility	37% - 38%	40% - 44%
Risk-free interest rate	2.6% - 3.0%	1.8% - 2.0%
Dividend yield	0%	0%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of common shares to be issued under the ESPP:

	Nine Months Ended September 30,
	2018	2017
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	33% - 38%	31% - 50%
Risk-free interest rate	1.7% - 2.8%	0.5% - 1.3%
Dividend yield	0%	0%
Total Stock-Based Compensation Expense
Total stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$680	$287	$1,762	$914
Sales and marketing	2,015	836	5,400	2,013
Research and development	2,381	1,167	5,741	2,674
General and administrative	2,546	1,625	6,937	4,324
Total stock-based compensation expense	$7,622	$3,915	$19,840	$9,925

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

The income tax expense of $169,000 for the three months ended September 30, 2018 is primarily attributable to the deferred tax liability associated with the amortization of indefinite lived intangible assets, foreign income taxes associated with the Company’s operations in the United Kingdom and Australia, and U.S. state income taxes. The Company’s effective tax rate for the three months ended September 30, 2018 and 2017 was negative 1.0% and negative 2.3%, respectively.

The income tax benefit of $1,811,000 for the nine months ended September 30, 2018 is primarily attributable to the partial release of $2,133,000 of the U.S. valuation allowance in conjunction with the acquisition of FitMetrix since the acquired net deferred tax liabilities will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed (see Note 5 – “Business Combinations”). The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017 was 4.8% and negative 3.0%, respectively.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(17,237)	$(3,630)	$(35,819)	$(11,914)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.08)	$(0.75)	$(0.27)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	47,808	46,460	47,491	43,475

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive (in thousands):

	As of September 30,
	2018	2017
Shares subject to outstanding stock options and employee stock purchase plan	3,520	3,876
Shares subject to outstanding restricted stock units	2,278	1,293
Total	5,798	5,169

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

Substantially all of the Company’s assets were attributable to operations in the United States as of September 30, 2018 and December 31, 2017.

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
Overview
We are the leading technology platform for the fitness, beauty and wellness services industries and a rapidly growing marketplace for these services. As of September 30, 2018, our customers employed more than 469,000 wellness practitioners serving more than 58 million active consumers in more than 100 countries. We are also a leading payments platform dedicated to the fitness, beauty and wellness services industries, transacting approximately $2,674 million and $1,971 million on our payments platform for the three months ended September 30, 2018 and 2017, respectively, representing a 36% increase year over year.
We provide our software as a subscription-based service to our 67,364 subscribers, as of September 30, 2018. We market and sell subscriptions for our platform to small and medium-sized businesses within the fitness, beauty and wellness services industries, targeting the United States, Canada, the United Kingdom, Ireland, Australia, New Zealand, Hong Kong, and Singapore. In the first quarter of 2018 we simplified our MINDBODY software packaging, offering the following three software levels to our customers: Essential, Accelerate and Ultimate.
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
We intend to continue scaling our organization in order to meet the needs of our customers. We also intend to continue growing the inventory of fitness, beauty and wellness services on our marketplace. We have invested and expect to continue to invest in our sales and marketing teams to sell our platform globally, including, in particular, to high value subscribers in the countries noted above. A key element of our growth strategy is the continuous enhancement and expansion of our software and payments platform, as well as our marketplace, by continuously developing and implementing new features and functionality. Through consistent innovation and strategic acquisitions, we have increased both the number of high value subscribers and the revenue we generate from our customers over time.
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

Set forth below are summary financial highlights for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	%	2018	2017	%
	(dollars in millions)
Revenue	$63.8	$46.6	37%	$179.2	$132.9	35%
Net loss	(17.2)	(3.6)		(35.8)	(11.9)
Adjusted EBITDA(1)	$(0.7)	$2.5		$3.4	$5.3
(1) For a reconciliation of Adjusted EBITDA to net loss, see the section below titled “Non-GAAP Financial Measure.”
During the three months ended September 30, 2018 and 2017, approximately 82% and 80% of our revenue came from the United States, respectively. During the nine months ended September 30, 2018 and 2017, approximately 81% of our revenue came from the United States, respectively.
Our employee headcount increased to 1,802 employees as of September 30, 2018, from 1,440 as of September 30, 2017.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	As of and for the Three Months Ended September 30,
	2018	2017
Subscribers (end of period)	67,364	59,028
Average monthly revenue per subscriber	$309	$259
Payments volume (in millions)	$2,674	$1,971
Dollar-based net expansion rate (average for the quarter)	101%	108%

•
Subscribers. Subscribers are defined as unique physical locations or individual practitioners who have active subscriptions to our services, including MINDBODY, Booker or FitMetrix, as of the end of the period. Subscribers or customers do not include locations or practitioners who only use Frederick (our marketing automation software). The overall number of subscribers has increased year over year from 59,028 to 67,364. We believe the number of subscribers is one indicator of the growth of our platform, but the revenue contribution of individual subscribers can vary widely. For example, the vast majority of our revenue is generated from our high value subscribers. High value subscribers are defined as any customer on our platform, including FitMetrix customers and Booker customers, exclusive of those customers on the Solo software level. The number of subscribers on our Solo software level has decreased from 4,370 as of September 30, 2017 to 456 as of September 30, 2018, and the number of our high value subscribers increased from 54,658 as of September 30, 2017 to 66,908 as of September 30, 2018. Growth in the number of our high value subscribers depends, in part, on our ability to successfully develop and market our platform to wellness businesses and consumers who have not yet become part of our network. We expect the number of high value subscribers and overall subscribers to fluctuate over time.

•
Average Monthly Revenue per Subscriber. We believe that our ability to increase the average monthly revenue per subscriber, which we also refer to as ARPS, is an indicator of our ability to increase the long-term value of our existing subscriber relationships. ARPS is calculated by dividing the subscription and services and payments revenue generated in a given month by the number of subscribers at the end of the previous month. For periods greater than one month, ARPS is the sum of the average monthly revenue per subscriber for each month in the applicable period, divided by the number of months in the period. For example, the ARPS measurement period in the table above was measured over each of the three months ended September 30, 2018 and 2017. ARPS increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. We expect ARPS to increase over the long term.

•
Payments Volume. We believe that payments volume is an indicator of the underlying current health of our customers’ businesses and of consumer spending trends as well as being a major driver of our payments revenue. Payments volume is the total dollar volume of transactions between our customers and consumers utilizing our payments platform. Payments volume increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. We expect payments volume to continue to increase over the long term.

•
Dollar-Based Net Expansion Rate. Our business model focuses on maximizing the lifetime value of a customer relationship. We can achieve this by focusing on delivering more value and improved functionality that retains our existing customers and by expanding the revenue derived from our customers over the lifetime of the relationship by selling higher value subscriptions to customers on lower software levels, through the utilization of our premium customer support offering, by increasing the value of transactions processed through our payments platform, and through services provided by our API and technology partners. We assess our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate provides a measurement of our ability to increase revenue across our existing customer base, offset by churn, downgrades in subscriptions, reduction in services utilization and reductions in the value of transactions that our customers process through our payments platform. Our dollar-based net expansion rate is based upon our monthly subscription and services and payments revenue for a set of customer accounts. We calculate our dollar-based net expansion rate by dividing our retained revenue net of contraction and churn by our base revenue. We define our base revenue as the aggregate monthly subscription and services and payments revenue of our customer base as of the date one year prior to the date of calculation. We define our retained revenue net of contraction and churn as the aggregate monthly subscription and services and payments revenue of the same customer base included in our measure of base revenue at the end of the period being measured. We expect our dollar based net expansion rate to fluctuate over time.

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

•	Adjusted EBITDA does not reflect cash requirements for acquisition-related expenses or tax payments; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(17,237)	$(3,630)	$(35,819)	$(11,914)
Stock-based compensation expense	7,622	3,915	19,840	9,925
Depreciation and amortization	5,589	2,337	13,544	6,736
Acquisition-related expenses	579	—	4,867	—
Income tax provision (benefit)	169	83	(1,811)	343
Other (income) expense, net	2,567	(217)	2,766	181
Adjusted EBITDA	$(711)	$2,488	$3,387	$5,271
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

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, lead generation, promotional and other marketing activities, and allocated overhead. Sales and marketing expense is our largest operating expense, driving growth in customers, ARPS and consumer adoption, and we expect to continue to increase this expense in absolute dollars as we increase our sales and marketing efforts, including consumer marketing efforts, although such expense may fluctuate as a percentage of total revenue. Historically, we expensed all these costs as incurred, but in connection with the adoption of Topic 606, we are capitalizing incremental costs of obtaining a contract with a customer, and we amortize this cost over a four-year period providing a temporary reduction in sales and marketing personnel costs. See Note 2 –“Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a description of the impact of the capitalization of incremental costs of obtaining a contract with a customer.

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

•
General and administrative. General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes acquisition-related expenses, including transaction expenses, consulting, legal and accounting services, allocated overhead, and other expenses associated with compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other regulations governing public companies. We will continue to incur additional costs associated with being a public company including legal, corporate insurance and accounting expenses. We also expect to incur further integration expenses associated with the acquisition of Booker, which closed on April 2, 2018. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and operate as a public company, although such expense may fluctuate as a percentage of total revenue.

Other Income and Expenses
Our other income and expenses line items consist of interest income (expense), net, and other expense, net.

•	Interest income. Interest income consists primarily of the interest earned on our short-term investments and cash and cash equivalent balances.

•
Interest expense. Interest expense consists primarily of interest expense associated with the 0.375% convertible senior notes due 2023 (the “Notes”), including the amortization of debt discount and transaction related costs, and the interest incurred on the financing obligation associated with our build-to-suit lease arrangement. We entered into a loan agreement with Silicon Valley Bank in 2015 for a secured revolving credit facility (the “senior secured credit facility”), and any future draws on this loan agreement will incur interest expense and result in increased interest expense in future periods. This loan agreement is set to expire in January 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$63,782	$46,612	$179,216	$132,933
Cost of revenue	20,189	13,123	55,027	37,880
Gross profit	43,593	33,489	124,189	95,053
Operating expenses:
Sales and marketing	25,959	18,514	68,845	52,210
Research and development	18,960	8,976	48,295	26,426
General and administrative	13,175	9,763	41,913	27,807
Total operating expenses	58,094	37,253	159,053	106,443
Loss from operations	(14,501)	(3,764)	(34,864)	(11,390)
Interest income	1,482	485	2,581	808
Interest expense	(4,040)	(313)	(5,374)	(933)
Other income (expense), net	(9)	45	27	(56)
Loss before provision for income taxes	(17,068)	(3,547)	(37,630)	(11,571)
Income tax provision (benefit)	169	83	(1,811)	343
Net loss	$(17,237)	$(3,630)	$(35,819)	$(11,914)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	32%	28%	31%	28%
Gross profit	68%	72%	69%	72%
Operating expenses:
Sales and marketing	41%	40%	38%	39%
Research and development	30%	19%	27%	20%
General and administrative	20%	21%	23%	21%
Total operating expenses	91%	80%	88%	80%
Loss from operations	(23)%	(8)%	(19)%	(8)%
Interest income	2%	—%	1%	—%
Interest expense	(6)%	—%	(3)%	—%
Other income (expense), net	—%	—%	—%	—%
Loss before provision for income taxes	(27)%	(8)%	(21)%	(8)%
Income tax provision (benefit)	—%	—%	1%	(1)%
Net loss	(27)%	(8)%	(20)%	(9)%

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenue:
Subscription and services	$40,792	$28,283	$12,509	44%	$112,075	$79,228	$32,847	41%
Payments	22,037	17,786	4,251	24%	64,532	52,155	12,377	24%
Product and other	953	543	410	76%	2,609	1,550	1,059	68%
Total revenue	$63,782	$46,612	$17,170	37%	$179,216	$132,933	$46,283	35%

Revenue increased $17.2 million, or 37%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Subscription and services revenue increased $12.5 million, or 44%, of which $11.3 million was due to additional subscribers from the acquisition of Booker, price increases, upgrading subscribers to higher-priced software tiers, increased adoption of our branded mobile app, Frederick, and FitMetrix offerings, and an improvement in the mix to high value subscribers. $1.2 million of the increase was due to an increase in revenue from our API and technology partners. Payments revenue increased $4.3 million, or 24%, due to increased volume of transactions processed by our subscribers on our payments platform, both from existing MINDBODY subscribers and additional Booker subscribers. Product and other revenue increased $0.4 million, or 76%, due to hardware sales.  We expect our revenue to increase over time through both organic growth and acquisitions.

Revenue increased $46.3 million, or 35%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Subscription and services revenue increased $32.8 million, or 41%, of which $28.1 million was due to the additional subscribers from the acquisition of Booker, price increases, upgrading subscribers to higher-priced software tiers, the increased adoption of our branded mobile app, Frederick, and FitMetrix offerings, and an improvement in the mix to high value subscribers. $4.8 million of the increase was due to an increase in revenue from our API and technology partners. Payments revenue increased $12.4 million, or 24%, due to increased volume of transactions processed by our subscribers on our payments platform, both from existing MINDBODY subscribers and additional Booker subscribers. Product and other revenue increased $1.1 million, or 68%, due to hardware sales. We expect our revenue to increase over time through both organic growth and acquisitions.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$20,189	$13,123	$7,066	54%	$55,027	$37,880	$17,147	45%
Gross profit	$43,593	$33,489	$10,104	30%	$124,189	$95,053	$29,136	31%
Gross margin	68%	72%			69%	72%

Cost of revenue increased $7.1 million, or 54%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was attributable to a $3.2 million increase in personnel-related expenses due to an increase in headcount, primarily from the Booker acquisition. The increase was also due to a $3.0 million increase in infrastructure costs, consulting, and hardware cost of sales, and a $0.6 million increase in amortization of acquired technology and internally developed software.

Cost of revenue increased $17.1 million, or 45%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was attributable to an $8.0 million increase in personnel-related expenses due to an increase in headcount, primarily from the Booker acquisition. The increase was also due to a $7.0 million increase in infrastructure costs, consulting, and hardware cost of sales, and a $1.5 million increase in amortization of acquired technology and internally developed software.

As of September 30, 2018, we had 665 employees dedicated to data center operations, global customer support and onboarding services as compared to 535 employees as of September 30, 2017. Gross margins decreased as a result of an increase in amortization of acquired technology and internally developed software and because of Booker’s lower gross margin.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$25,959	$18,514	$7,445	40%	$68,845	$52,210	$16,635	32%

Sales and marketing expense increased $7.4 million, or 40%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was attributable to a $4.9 million increase in personnel-related expenses due to an increase in headcount, primarily from the Booker acquisition, which includes a $1.2 million increase in stock-based compensation expense. The increase in sales and marketing expense also includes a $2.4 million increase in amortization of acquired intangible assets, and a $2.3 million increase in promotional spending and other marketing programs, including our annual BOLD user conference which we held in September 2018. These increases were partially offset by a $3.2 million net deferral of contract acquisition costs in connection with the adoption of Topic 606. For a discussion of Topic 606, refer to Note 1 – “Summary of Business and Significant Accounting Policies,” and Note 2 – “Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q. Besides the additional headcount resulting from the Booker acquisition, the increase in personnel-related expenses before taking into account the deferral of contract acquisition costs was due to our focus on building a dedicated and skilled full-time sales team workforce.

Sales and marketing expense increased $16.6 million, or 32%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was attributable to an $11.1 million increase in personnel-related expenses due to an increase in headcount, primarily from the Booker acquisition, which includes a $3.4 million increase in stock-based compensation expense, a $6.1 million increase in promotional spending and other marketing programs, a $4.7 million increase in amortization of acquired intangible assets, a $1.1 million increase in travel and entertainment expenses related to the integration of the recent acquisitions as well as additional travel in the normal course of business, a $0.9 million increase in internal-use software, and a $0.7 million increase in third party consulting services. These increases were partially offset by an $8.7 million net deferral of contract acquisition costs in connection with the adoption of Topic 606. For a discussion of Topic 606, refer to Note 1 – “Summary of Business and Significant Accounting Policies,” and Note 2 – “Revenue Recognition,” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q. Besides the additional headcount resulting from the Booker acquisition, the increase in personnel-related expenses before taking into account the deferral of contract acquisition costs was due to our focus on building a dedicated and skilled full-time sales team workforce.

As of September 30, 2018, we had 585 employees, which includes eight part-time employees dedicated to sales and marketing, as compared to 508 employees, which included 48 part-time employees, as of September 30, 2017.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Research and development	$18,960	$8,976	$9,984	111%	$48,295	$26,426	$21,869	83%

Research and development expense increased $10.0 million, or 111%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was attributable to a $7.2 million increase in personnel-related expenses due to an increase in headcount, inclusive of the Booker acquisition and a $1.2 million increase in stock-based compensation, and an increase of $1.1 million in outsourced development costs and consulting.

Research and development expense increased $21.9 million, or 83%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was attributable to a $16.9 million increase in personnel-related expenses due to an increase in headcount, inclusive of the Booker acquisition and a $3.1 million increase in stock-based compensation, an increase of $3.0 million in outsourced development costs and consulting, and a $0.8 million increase in internal-use software.

As of September 30, 2018, we had 362 employees dedicated to research and development as compared to 233 employees as of September 30, 2017.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
General and administrative	$13,175	$9,763	$3,412	35%	$41,913	$27,807	$14,106	51%

General and administrative expense increased $3.4 million, or 35%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily attributable to a $2.5 million increase in personnel-related expenses, including a $0.9 million increase in stock-based compensation, and a $0.6 million increase in acquisition-related expenses associated with the acquisition of Booker.

General and administrative expense increased $14.1 million, or 51%, in nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to a $7.1 million increase in personnel-related expenses, including a $2.6 million increase in stock-based compensation, a $4.9 million increase in acquisition-related expenses associated with the acquisitions of Booker and FitMetrix, a $0.7 million increase in internal-use software, and $0.5 million in additional costs for compliance with Section 404 of the Sarbanes-Oxley Act.

As of September 30, 2018, we had 190 employees dedicated to general and administrative as compared to 164 employees as of September 30, 2017.
Interest Income, Interest Expense, Other Income (Expense), net, and Income Tax Provision (Benefit)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Interest income	$1,482	$485	$997	206%	$2,581	$808	$1,773	219%

Amortization of debt discount and transaction costs for convertible senior notes	3,444	—	3,444		4,126	—	4,126
Contractual interest expense on convertible senior notes	291	—	291		349	—	349
Interest on financing obligation, building-leased	291	301	(10)		872	899	(27)
Other	14	12	2		27	34	(7)
Total interest expense	$4,040	$313	$3,727	1,191%	$5,374	$933	$4,441	476%

Other income (expense), net	$(9)	$45	$(54)	(120)%	$27	$(56)	$83	(148)%

Income tax provision (benefit)	$169	$83	$86	104%	$(1,811)	$343	$(2,154)	(628)%

Interest income increased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 as a result of interest income earned on higher cash balances, which are invested in money market funds and available-for-sale short-term investments.

Interest expense increased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 as a result of the amortization of debt discount and transaction costs for the convertible senior notes and the contractual interest payable twice a year.

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

Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and short-term investments balance will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and those factors set forth in Part II, Section 1A - “Risk Factors” of this Quarterly Report on Form 10-Q. We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.
The following table summarizes our cash and cash equivalents, short-term investments, and our cash flows as of and for the periods presented (in thousands):

	As of September 30,
	2018	2017
Cash and cash equivalents	$154,074	$225,312
Short-term investments	171,016	—
Total cash and cash equivalents and short-term investments	$325,090	$225,312

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in) operating activities	$(7,511)	$5,524
Cash used in investing activities	330,160	7,242
Cash provided by financing activities	259,836	140,967

Operating Activities
During the nine months ended September 30, 2018, operating activities used $7.5 million in cash, primarily as a result of a $7.9 million change in operating assets and liabilities, net. The change in operating assets and liabilities was primarily a result of a $9.7 million increase in deferred commissions in relation to Topic 606 and a $2.4 million increase in prepaid expenses and other current assets, offset by a $2.1 million net increase in accounts payable, accrued expenses, and other liabilities and a $1.4 million increase in deferred revenue. The net increase in accounts payable, accrued expenses, and other liabilities was due to the increase in employment related expenses and the timing of payments to our vendors and employees, partially as a result of the Booker acquisition. Our net loss of $35.8 million was offset by $36.2 million in net adjustments for non-cash stock-based compensation expense, depreciation and amortization, and partial release of the valuation allowance. Our consolidated net loss of $35.8 million included a net loss of $8.8 million from the consolidation of Booker’s financial results and $4.9 million of acquisition related expenses.
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

Investing Activities
During the nine months ended September 30, 2018, investing activities used $330.2 million as a result of $136.6 million and $15.2 million paid in cash for the acquisitions of Booker and FitMetrix, respectively. $171.1 million in purchases of short-term investments, $5.9 million in purchases of property and equipment, and additions of intangible assets through the capitalization of qualifying development costs of $1.4 million.
During the nine months ended September 30, 2017, investing activities used $7.5 million as a result of $5.8 million in purchases of property and equipment and $1.5 million cash paid in a business acquisition.
Financing Activities
During the nine months ended September 30, 2018, net cash provided by financing activities was $259.8 million, consisting primarily of $301.8 million in proceeds from the issuance of the Notes, net of initial purchasers’ discounts and paid transaction costs, $6.2 million in proceeds from the exercise of equity awards by employees, and proceeds from our employee stock purchase plan of $4.3 million. The cash inflows were partially offset by the purchase of a capped call option for $36.4 million related to the issuance of the Notes, a $10.0 million repayment of long-term debt of Booker, $4.4 million in tax payments related to employee shares withheld from RSUs vesting during the period and final holdback payments of $1.3 million for prior business acquisitions.
During the nine months ended September 30, 2017, net cash provided by financing activities was $141.0 million, consisting primarily of the issuance of Class A common stock in the amount of $134.3 million, exercise of equity awards of $5.6 million, and proceeds from our employee stock purchase plan of $3.2 million, partially offset by $1.6 million in payments for employee taxes for shares withheld from RSUs vesting during the period.
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
Off Balance Sheet Arrangements
As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Segment Information
We have one primary business activity and operate in one reportable segment.
Critical Accounting Policies and Estimates
For a discussion of critical accounting policies and estimates, refer to Note 1 – “Summary of Business and Significant Accounting Policies” contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short-investments as of September 30, 2018. Our cash and cash equivalents as of September 30, 2018 were $154.1 million, primarily consisting of cash and money market funds. Our short-term investments as of September 30, 2018 were $171.0 million, consisting primarily of U.S. Government bonds, commercial paper, corporate bonds, and Treasury bills. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
In June 2018, we issued $310.5 million aggregate principal amount of 0.375% Notes. The Notes have fixed annual interest rates at 0.375% and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Changes in Internal Control over Financial Reporting
In April 2018, we completed our acquisition of Booker, which is being integrated into our operational systems. We also implemented certain internal controls related to our January 1, 2018 adoption of guidance issued by the Financial Accounting

Standards Board on revenue and acquisition costs from contracts with customers. Other than with respect to these items, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred a net loss in each year since our inception, including a net loss of $14.8 million, $23.0 million and $36.1 million in the years ended December 31, 2017, 2016 and 2015, respectively, and $35.8 million and $11.9 million in the nine months ended September 30, 2018 and 2017, respectively. We have expended and expect to continue to expend financial and other resources on, among other things:

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
For the years ended December 31, 2017, 2016 and 2015, our revenue was $182.6 million, $139.0 million and $101.4 million, respectively, representing a 31% and 37% growth rate, respectively. For the nine months ended September 30, 2018 and 2017, our revenue was $179.2 million and $132.9 million, respectively, representing a 35% growth rate. Our historical revenue growth rates are not necessarily indicative of future growth, and we may not achieve similar revenue growth rates in future periods.
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

To grow our business, we must develop features, products and services that reflect the changing nature of business management software, are designed with appropriate security and expand beyond our core scheduling and point-of-sale functionality to other areas of managing relationships with our customers and consumers.  For example, in 2013, we expanded our platform to include MINDBODY Connect (now the MINDBODY app), in 2015 we introduced the MINDBODY Marketing Platform (now MINDBODY Promote), in 2017 we introduced dynamic pricing, and in 2018 we introduced the FitMetrix, Frederick and Booker products, which we acquired.  The success of these and any other enhancements to our platform depends on several factors, including timely completion, appropriate security, adequate quality testing and sufficient customer or consumer demand.  Any new feature, product or service that we acquire or develop may not be introduced in a timely or cost-effective manner, may contain defects, may lack appropriate security, and/or may not achieve the market acceptance necessary to generate sufficient revenue.  For example, we recently acquired Booker to expand the capabilities of our platform to engage with more consumers in our marketplace and expand our leadership in wellness and beauty. To date, a large portion of the wellness and beauty industry has not adopted the type of business management software that we provide, and our future success is dependent upon this market’s acceptance of our platform to provide more value to these customers and consumers of wellness and beauty services. If we are unable to successfully introduce new, secure, and innovative features, products or services, meet the demands and expectations of our customers and consumers for features, products and services that meet their needs and are easy to use and deploy, or enhance our existing platform to meet customer requirements, our ability to achieve widespread market acceptance of our platform will be undermined, and our business, results of operations, financial condition and growth prospects will be adversely affected.
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
If any unauthorized access to our systems or data, security breach, or significant denial-of-service attack occurs or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired.  We have in the past and may in the future experience denial-of-service attacks against our platform. If potential new customers or existing customers believe that our platform does not provide adequate security for the storage of personally identifiable or sensitive information or its transmission over the Internet, they may not adopt our platform or may choose not to renew their subscriptions to our platform, which could harm our business.  For example, we recently had certain customer records of FitMetrix exposed publicly. Management acted promptly to resolve the exposure and believes there may be additional costs incurred to address the matter. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.  Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability.  Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Our continued growth depends in part on the ability of our existing and potential customers and consumers to access our platform at any time and within an acceptable amount of time.  Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for our platform’s continued performance.  In addition, we depend on external data centers to host our applications. While we control and have access to our servers located in our external data centers, we do not control the operation of these facilities. We are also dependent on a number of third-party cloud-based service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are dependent on the security systems of these providers. We have experienced, and may in the future experience, disruptions, outages and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks or other security-related incidents. For example, we are in the process of upgrading and improving our systems to enable new products and services and accommodate future growth.  Recently, following the installation of a new release, we experienced a series of events that resulted in an interruption in our service for several hours.  From time to time we have also been the subject of denial-of-service attacks that have rendered our core software inaccessible for several hours. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases due to, among other things, a growing number of customers and consumers originating from and demanding service in a greater number of countries.  If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed.  In the event of any of the factors described above, or certain other failures of our infrastructure, customer or consumer data may be permanently lost.  Moreover, our agreements with customers typically provide for limited service level commitments. Our customers may be eligible for, and we may provide, credits toward future service for which we will not receive revenue if we are unable to meet these service level commitments.  If we experience significant periods of service downtime in the future, we may be subject to claims by our customers against these service level commitments.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
Our payments platform is a core element of our business.  For the years ended December 31, 2017, 2016 and 2015, our payments platform generated 39%, 39% and 37% of our total revenue, respectively.  For the nine months ended September 30, 2018 and 2017, our payments platform generated 36% and 39% of our total revenue, respectively.

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
Payment processing is subject to extensive regulation in the United States and other countries where we operate and presents a wide range of risks.  We may encounter increased regulatory scrutiny and new regulatory compliance requirements brought about by evolving laws, rules and regulations.  Some of the payment processing activities on our platform are subject to price controls within the United States and other countries and may be subject to an increase of price controls, including controls limiting the amount we are allowed to charge customers for processing transactions.  In addition, certain countries limit payments-related activities by foreign companies, including by restricting the transfer of funds out of such countries.  Changes in the laws, rules or practices applicable to payment systems such as VISA, MasterCard or American Express, among others, including changes resulting in increased costs that we or our customers must pay, may force changes to our payments platform that could adversely affect our business.
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
In the future, we may undertake to directly perform certain payment processing services that we currently depend upon our processing partners to perform, expand the scope of payment processing services we provide, offer additional payment processing services or otherwise undertake additional responsibilities and liabilities related to such payment processing services.  For example, in the future, we may undertake to act as a registered payment facilitator or payment service provider of the payment systems, providing merchants with a suite of services, including payment processing and funding and accepting payments as the merchant of record on behalf of other merchants.  As part of our dynamic pricing functionality, we have undertaken to act as a payment service provider and the merchant of record for those dynamically priced classes booked on our mobile applications, and we may undertake to expand our role as a payment service provider to other areas of our platform. Any of these endeavors could require a significant investment of time and effective management of resources before presenting any potential upside for us and may dramatically expand the scope of our potential contractual liability or exposure in the event of a lawsuit.  Further, we may fail to effectively execute in performing such an expansion of services.
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
Increasing our customer base and number of active consumers, upgrading and expanding services to our existing customers, and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, including internationally.  We are substantially dependent on our marketing organization to generate a sufficient pipeline of qualified sales leads and on our direct sales force to close new customers.  From December 31, 2017 to September 30, 2018, our sales and marketing organizations increased from 471 to 585 employees.  We plan to expand our direct sales and account development specialist workforce, both domestically and internationally.  We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require.  Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training, and retaining a sufficient number of experienced sales professionals.  New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories.  Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.  We cannot predict whether, or to what extent, our sales will increase, our existing customers will upgrade or expand their usage of our platform as we invest in our sales force, or how long it will take for sales personnel to become productive. For example, we recently increased our sales and marketing organization by adding sales personnel. In addition, we are still integrating the Booker sales organization with our broader sales organization. It has taken us longer to both train new hires and integrate these two sales organizations than we initially expected, which has delayed our ability to make our expanding sales organization fully productive. If our marketing organization does not generate a sufficient pipeline of qualified sales leads and our direct sales force is unable to close customers, our business and future growth prospects could be harmed.
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
Our success depends largely upon the continued services of our executive officers and other key employees, including our Chairman and Chief Executive Officer, Richard Stollmeyer.  We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations, including key employees and highly skilled sales personnel hired through our recent acquisition of Booker.  We have experienced, and may in the future experience, changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.  We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time.  The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees and highly skilled personnel, could have an adverse effect on our business.

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
We rely on third-party distribution platforms, including the Apple App Store and Google Play, for distribution of our mobile applications, including our branded mobile apps. We are subject to these platform providers’ standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their platforms. If we violate, or if a platform provider believes that we have violated, its terms and conditions, the platform provider may, at its discretion, discontinue or limit our access to their platform. We are currently in the process of operationalizing changes to our branded mobile apps offering to comply with Apple’s recent changes to its terms of service. These platform providers have broad discretion to change their terms and conditions at any time, with or without notice to application developers, and to interpret their respective terms and conditions in a manner that limits, eliminates or otherwise interferes with our ability to distribute our mobile applications through their platforms. If Apple or Google took any of these steps to limit or otherwise interfere with our business, our business, financial condition and results of operations could be adversely affected. In addition, if we or our customers are unable to respond timely to these platform providers’ changes in their terms and conditions, our business may be harmed. For example, in the third quarter of 2018, we experienced a delay in the deployment of certain branded mobile apps, which had an adverse impact on our financial results.
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

We have experienced many of these challenges with respect to our recent acquisition of Booker, including challenges with respect to the integration of Booker’s sales support systems and sales personnel with our own. Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not result in a material adverse effect on our business operations and financial results.
Real or perceived inaccuracies in our key, user and other metrics may harm our reputation and negatively affect our business.
The numbers for certain of our key, user and other metrics, including, among others, active consumers, registered users of our applications and number of wellness practitioners employed by our customers, are calculated using internal company data based on the activity of customer and consumer accounts. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage of our platform, usage of specific features of our platform, and user information across large online and mobile populations around the world. For example, we estimate that approximately 58.1 million active consumers used our platform during the two years ended September 30, 2018. In calculating this number, we have attempted to avoid duplicative counting of consumers by identifying consumers who may have used our platform through different customers.  However, in certain cases, a single consumer may have transacted with multiple customers under slightly different names, in which case we may have counted the same consumer more than once.  Given the challenges inherent in identifying whether a single consumer has engaged in transactions on our platform under different names, we do not have a reliable way of identifying the precise number of consumers using our platform.   We are continuing to invest in our systems and controls to improve the precision and reliability of our metrics. If third parties, including investors and analysts, do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, we may be subject to liability and our reputation may be harmed, which could negatively affect our business and financial results.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
In the nine months ended September 30, 2018 and 2017, we derived 19% and 19%, respectively, of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy.  We currently have sales and customer support operations in the United States, the United Kingdom and Australia.  Our sales organization outside the United States is substantially smaller than our sales organization in the United States.  We believe our ability to convince new customers to subscribe to our platform or to convince existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer.  To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our intellectual property.  While we currently have five issued patents and seventeen pending patent applications, our existing patents (four of which were acquired via our Booker acquisition) and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. In addition, there is no guarantee that our patent applications will result in issued patents.  We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.

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
Under U.S. generally accepted accounting principles (“GAAP”), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2018, we had recorded a total of $111.5 million of goodwill which is not being amortized and we have recorded $69.3 million in net intangible assets related to our acquisitions and internally developed software which is being amortized over 2 to 10 years. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
As of September 30, 2018, we had $310.5 million (undiscounted) principal amount of indebtedness under our Notes. Our indebtedness may:

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of September 30, 2018, including, among others, our executive officers, employees and directors and their respective affiliates, collectively held approximately 36% of the voting power of our outstanding capital stock as of such date.  Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to have significant influence over our management and affairs and over all matters requiring stockholder approval.  These holders of our Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  The effect of this dual class structure may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2018, we had 45.4 million shares of Class A common stock and 2.6 million shares of Class B common stock outstanding.  All outstanding shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by our affiliates as defined in Rule 144 under the Securities Act and subject in some cases to our insider trading policy.
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

MINDBODY, INC.

Date: November 8, 2018	By:	/s/ Richard Stollmeyer
Richard Stollmeyer
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Brett White
Brett White
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)